Form 10-Q
period 1999-03-31
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2000-03-16
CIK 948723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .................to.....................


                        Commission file number: 33-95156

                          WOLVERINE ENERGY 1998-1999(A)
                           DEVELOPMENT COMPANY, L.L.C.
     (Exact name of registrant as specified in its Articles of Organization)

                Michigan                               Applied for
     (State or other jurisdiction of       (I.R.S. Employer Identification Nos.)
      incorporation or organization)

                       4660 South Hagadorn Road, Suite 230
                          East Lansing, Michigan 48823
                                 (517) 351-4444
                    (Address of principal executive offices)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]    Yes      [X]      No

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.

                                                                   BALANCE SHEET
                                                                  MARCH 31, 1999

                                     ASSETS

CASH AND CASH EQUIVALENTS                                              $  24,269

WELLS IN PROCESS                                                         715,362
                                                                       ---------

         Total assets                                                  $ 739,631
                                                                       =========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - Related party (Note 2)                     $  23,050
         Accrued commissions (Note 3)                                      1,050
                                                                       ---------

                  Total current liabilities                               24,100

MEMBERS' EQUITY                                                          715,531
                                                                       ---------

                  Total liabilities and members' equity                $ 739,631
                                                                       =========





See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                         STATEMENT OF OPERATIONS
                                         THREE MONTH PERIOD ENDED MARCH 31, 1999

Interest income                                                       $     307

Management fees                                                          (2,250)

Professional and other organizational costs                             (10,000)

Insurance expense                                                          (743)
                                                                      ---------

Net Loss                                                              $ (12,686)
                                                                      =========






See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                         STATEMENT OF CHANGES IN MEMBERS' EQUITY


MEMBERS' EQUITY - January 1, 1999                                    $  644,067

Member contributions                                                     94,500

Syndication costs                                                       (10,350)

Net Loss                                                                (12,686)
                                                                     ----------

MEMBERS' EQUITY - March 31, 1999                                     $  715,531
                                                                     ==========




See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.

                                                         STATEMENT OF CASH FLOWS
                                         THREE MONTH PERIOD ENDED MARCH 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
         Cash paid to related party                                   $ (12,993)
         Interest received                                                  307
                                                                      ---------

                  Net cash used in operating activities                 (12,886)

CASH FLOWS FROM INVESTING ACTIVITIES
         Advances on wells in progress                                  (48,850)

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributions from members                              94,500
         Repayment of short-term loan from related party                (42,408)
         Syndication costs paid                                         (37,875)
                                                                      ---------

         Net cash provided by financing activities                       14,217
                                                                      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (47,319)

CASH AND CASH EQUIVALENTS - Beginning of period                          71,588

Cash and Cash Equivalents - End of period                               $24,269
                                                                      =========




See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999

Note 1 - Nature of Business and Significant Accounting Policies

         Wolverine Energy 1998-1999 (A) Development Company, L.L.C. (the LLC) was organized on May 30, 1998, under the laws of the State of Michigan to engage in oil and gas exploration, drilling, production, and sales of natural gas at properties located throughout the United States. During 1999, the LLC advanced monies for drilling at properties located in Kansas.

         Cash and Cash Equivalents - The LLC considers all liquid investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

         Turnkey Agreements - The LLC enters into contracts with the general member to drill oil and gas wells. Under the terms of the contracts, the general member manages the drilling of the wells and the LLC pays a fixed cost per well working interest. The LLC advances funds to the general member in order to finance the drilling activity.

         Wells in Process - The Company uses the successful efforts method of accounting for its oil and gas working interests. Costs to acquire the working interests, which includes the LLCs proportionate share of acquisition, drilling and completion costs are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the u n it-of- production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

         Income Taxes - No provision for federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the members in their respective federal income tax returns.

         Syndication - Costs and expenses incurred by the LLC in connection with syndication have been charged to members' equity.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

           WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999

Note 2 - Related Party Transactions

         The LLC acquires working interests in oil and gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement provides that investor interestholders pay approximately 95 percent of the cost of acquiring the working interests and the manager pays the remaining 5 percent of such costs. Intangible drilling costs are allocated 100 percent to the investor interestholders. Net profits from sales of production are allocated approximately 90 percent to the investor interestholders and 10 percent to the manager, until such time that the investor interestholders have recovered their investment in the LLC. Thereafter, net profits are allocated approximately 70 percent to the investor interestholders and 30 percent to the manager.

         During 1999, the LLC incurred $71,900 in costs under turnkey agreements to WELLC. Of this amount, $23,050 is included in accounts payable at March 31, 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of 2.5 percent from investor interestholder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $2,250 in management fees.

Note 3 - Cash Flows

         During 1999, the LLC acquired working interests in oil and gas wells that were still in process at the end of the period. Accounts payable includes $23,050 of these acquisition costs.

         The LLC received capital contributions totaling $94,500 during 1999 and incurred syndication costs related to those contributions totaling $10,350, of which $1,050 are accrued at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Three Months ended March 31, 1999

Financial Condition

    Liquidity and Capital Resources

As an passive investment entity, the registrant does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital which it invests in relatively illiquid fractional working interests in natural gas well development projects. The registrant did not engage in operations during the three months ended March 31, 1999, and, therefore, did not realize any net cash flows from operating activities during that period. The registrant's cash flows during the period resulted from the net inflow of capital from the sale of interests in the registrant to investors and payments by the registrant related to (i) turnkey drilling and development arrangements made to an affiliate of the Manager, and
(ii) costs to unaffiliated parties related to the offering and sale of interests in the registrant in a public offering. The registrant's sole present source of liquidity is the proceeds of the sale of interests in the registrant. The registrant will in the future generate liquidity from operations after it begins to realize proceeds from the sale of natural gas production from wells in which it owns a fractional working interest. The registrant has no commitments to provide it with a lending facility from which it could borrow funds to provide additional liquidity in the future.

The registrant realized gross proceeds from the sale of interests totaling $94,500 in the period, of which $48,850 was paid to unaffiliated parties in respect of wells in progress in which the registrant holds a fractional working interest and$37,875 was paid to unaffiliated parties in respect of syndication and offering costs for the offering and sale of interests.

The registrant has not entered into any new material commitments for capital expenditures in excess of those which were funded during the period. The registrant will undertake additional commitments for capital expenditures only for new turnkey arrangements in respect of natural gas well development and drilling activities and only then when it has received additional capital contributions from investors from which to fund such commitments. The registrant does not expect that it will undertake any capital commitments in excess of capital contributions received in the foreseeable future. The availability of capital resources and liquidity for the registrant is and will likely remain closely tied to the level of prices for natural gas deliveries and price levels generally, and the actual and perceived trends in changes thereof.

Results of Operations

The registrant is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the three months ended March 31, 1999, the registrant entered into an agreement to acquire interests in natural gas well development projects on a turnkey basis with an affiliate of the Manager and made payments totaling $71,900 thereunder. The development of the projects subject to such turnkey arrangements is proceeding under the supervision of an operator which is not affiliated with the Manager or the registrant, but has not yet been completed. Consequently, the registrant did not realize any revenues from operations in the three months ended March 31, 1999. The registrant did incur operating expenses during the period, primarily management fees and professional expenses related to its organization, offering of interests and management of its turnkey drilling activities. The level of revenues from operations of the registrant will be closely tied to the level of prices for natural gas deliveries and price levels generally, and the actual and perceived trends in changes thereof. However, the levels of operating expense related to production of natural gas from wells in which the registrant owns a fractional working interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is indirectly engaged exclusively in the development and operation of natural gas wells as an owner of fractional working interests therein. Such wells are developed and operated by unaffiliated parties who have primary responsibility for and control of the production and marketing of natural gas therefrom. The registrant is, therefore, entirely subject to fluctuations in the value of its share of the natural gas production from such wells which are reflective of the greater market for natural gas and the cost of transportation thereof. Various factors beyond the control of the registrant will affect prices of gas and natural gas liquids, including but not limited to, the worldwide supply of gas, political instability or armed conflict in gas-producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, the availability of and proximity to pipelines, and changes in existing federal regulation and price controls. Prices for gas have historically fluctuated greatly and markets for gas and natural gas liquids continue to be volatile. The generally unsettled nature of energy markets make it particularly difficult to estimate future prices of gas, and any assumptions about future prices may prove incorrect.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WOLVERINE ENERGY 1998-1999 DEVELOPMENT PROGRAM


                        By:      /s/ George H. Arbaugh
                                 -----------------------------------------------
                        Title:   Chairman, President and Chief Executive Officer
                                 -----------------------------------------------

Date:    March 14, 2000
         ------------------------------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:      /s/ George H. Arbaugh
                                 -----------------------------------------------
                        Name:    George H. Arbaugh
                                 -----------------------------------------------
                        Title:   Chairman, President and Chief Executive Officer
                                 -----------------------------------------------

Date:    March 14, 2000
         ------------------------------