Form 10-Q
period 1999-06-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2000-03-16
CIK 948723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999
                                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     -----------    ----------


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

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]    Yes      [X]      No

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                                             BALANCE SHEET
                                                                             JUNE 30, 1999

                                     ASSETS
CASH AND CASH EQUIVALENTS                                                        $69,850

WELLS IN PROCESS                                                               1,022,942
                                                                               ---------
         Total assets                                                         $1,092,792
                                                                              ==========


                         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
         Accounts payable - Related party (Note 2)                            $   59,320
         Accrued commissions (Note 3)                                             10,140
                                                                                  ------

                  Total current liabilities                                       69,460

MEMBERS' EQUITY                                                                1,023,332
                                                                               ---------
                  Total liabilities and members' equity                       $1,092,792
                                                                              ==========


See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C


                                                                  STATEMENT OF OPERATIONS

                                                              SIX MONTH              THREE MONTH
                                                           PERIOD ENDED             PERIOD ENDED
                                                          JUNE 30, 1999            JUNE 30, 1999
Interest income                                                $    618                $     311

Management fees                                                 (10,700)                  (8,450)

Professional and other organizational costs                     (10,000)                   -

Insurance expense                                                  (833)                     (90)
                                                               --------                ---------

NET LOSS                                                       $(20,915)               $  (8,229)
                                                               =========               =========





See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C

                                        STATEMENT OF CHANGES IN MEMBERS' EQUITY

MEMBERS' EQUITY - January 1, 1999                                $     644,067

Member contributions                                                   449,400

Syndication costs                                                      (49,220)

Net Loss                                                               (20,915)

MEMBERS' EQUITY - June 30, 1999                                  $    1,023,332
                                                                 ==============



See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C


                                                                                   STATEMENT OF CASH FLOWS
                                                                      SIX MONTH PERIOD ENDED JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
         Cash paid to related party                                                       $ (21,533)
         Interest received                                                                      618
                                                                                          ---------

                  Net cash used in operating activities                                     (30,915)

CASH FLOWS FROM INVESTING ACTIVITIES
         Advances on wells in progress                                                     (320,160)

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributions from members                                                 449,400
         Repayment of short-term loan from related party                                    (42,408)
         Syndication costs paid                                                             (67,655)
                                                                                          ---------

         Net cash provided by financing activities                                          339,337
                                                                                          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,738)

CASH AND CASH EQUIVALENTS - Beginning of period                                              71,588

Cash and Cash Equivalents - End of period                                                 $  69,850
                                                                                          =========


See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999


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

           WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT COMPANY, L.L.C.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

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

         During 1999, the LLC incurred $379,4801 in costs under turnkey agreements to WELLC. Of this amount, $59,320 is included in accounts payable at June 30, 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of 2.5 percent from investor interestholder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $10,700 in management fees.

Note 3 - Cash Flows

         During 1998, the LLC acquired working interests in oil and gas wells that were still in process at the end of the period. Accounts payable includes $59,320 of these acquisition costs.

         The LLC received capital contributions totaling $449,400 during 1999 and incurred syndication costs related to those contributions totaling $49,220, of which $10,140 are accrued at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Six Months ended June 30, 1999

Financial Condition

         Liquidity and Capital Resources

As an passive investment entity, the registrant does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital which it invests in relatively illiquid fractional working interests in natural gas well development projects. The registrant did not engage in operations during the three months ended June 30, 1999, and, therefore, did not realize any net cash flows from operating activities during that period. The registrant's cash flows during the period resulted from the net inflow of capital from the sale of interests in the registrant to investors and payments by the registrant related to (i) turnkey drilling and development arrangements made to an affiliate of the Manager, and
(ii) costs to unaffiliated parties related to the offering and sale of interests in the registrant in a public offering. The registrant's sole present source of liquidity is the proceeds of the sale of interests in the registrant. The registrant will in the future generate liquidity from operations after it begins to realize proceeds from the sale of natural gas production from wells in which it owns a fractional working interest. The registrant has no commitments to provide it with a lending facility from which it could borrow funds to provide additional liquidity in the future.

The registrant realized gross proceeds from the sale of interests totaling $449,400 in the period, of which $320,160 was paid to unaffiliated parties in respect of wells in progress in which the registrant holds a fractional working interest and $67,655 was paid to unaffiliated parties in respect of syndication and offering costs for the offering and sale of interests.

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

Results of Operations

The registrant is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the three months ended June 30, 1999, the registrant entered into an agreement to acquire interests in natural gas well development projects on a turnkey basis with an affiliate of the Manager and made payments totaling $379,480 thereunder. The development of the projects subject to such turnkey arrangements is proceeding under the supervision of an operator which is not affiliated with the Manager or the registrant, but has not yet been completed. Consequently, the registrant did not realize any revenues from operations in the three months ended June 30, 1999. The registrant did incur operating expenses during the period, primarily management fees and professional expenses related to its organization, offering of interests and management of its turnkey drilling activities. The level of revenues from operations of the registrant will be closely tied to the level of prices for natural gas deliveries and price levels generally, and the actual and perceived trends in changes thereof. However, the levels of operating expense related to production of natural gas from wells in which the registrant owns a fractional working interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

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

                 WOLVERINE ENERGY 1998-1999 DEVELOPMENT PROGRAM


                 By:    /s/ George H. Arbaugh
                        ---------------------------------------------------
                 Title: Chairman, President and Chief Executive Officer
                        ---------------------------------------------------


Date:    March 14, 2000
         ------------------------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    /s/ George H. Arbaugh
                         --------------------------------------------------
                  Name:  George H. Arbaugh
                         --------------------------------------------------
                  Title: Chairman, President and Chief Executive Officer
                         --------------------------------------------------


Date:    March 14, 2000
         ------------------------