Form 10-Q
period 1999-09-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2000-03-16
CIK 948723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ...............to.......................


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

                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]    Yes      [X]      No

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                                                                   BALANCE SHEET
                                                              SEPTEMBER 30, 1999

                                     ASSETS

CASH AND CASH EQUIVALENTS                                             $  160,681

WELLS IN PROCESS                                                       1,250,313
                                                                      ----------
         Total assets                                                 $1,410,994
                                                                      ==========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - Related party (Note 2)                    $  136,092
         Accrued commissions (Note 3)                                     23,715
                                                                      ----------

                  Total current liabilities                              159,807

MEMBERS' EQUITY                                                        1,251,187
                                                                      ----------

                  Total liabilities and members' equity               $1,410,994
                                                                      ==========


See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                         STATEMENT OF OPERATIONS



                                                         NINE MONTH                THREE MONTH
                                                       PERIOD ENDED               PERIOD ENDED
                                                 SEPTEMBER 30, 1999         SEPTEMBER 30, 1999
Interest income                                         $     1,102               $        484

Management fees                                             (16,978)                    (6,278)

Professional and other organizational costs                 (10,000)                         -

Insurance expense                                              (833)                       (90)
                                                        -----------               ------------

NET LOSS                                                $   (26,709)              $     (5,794)
                                                        ===========               ============



See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.

                                         STATEMENT OF CHANGES IN MEMBERS' EQUITY



MEMBERS' EQUITY - January 1, 1999                                          $     644,067

Member contributions                                                             713,055

Syndication costs                                                                (79,226)

Net Loss                                                                         (26,709)
                                                                           -------------

MEMBERS' EQUITY - September 30, 1999                                       $   1,251,187
                                                                           =============

See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.

                                                         STATEMENT OF CASH FLOWS
                                      NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
         Cash paid to related party                                                         $ (27,811)
         Interest received                                                                      1,102
                                                                                            ---------

                  Net cash used in operating activities                                       (26,709)

CASH FLOWS FROM INVESTING ACTIVITIES
         Advances on wells in progress                                                       (470,759)

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributions from members                                                   713,055
         Repayment of short-term loan from related party                                      (42,408)
         Syndication costs paid                                                               (84,086)
                                                                                            ---------

         Net cash provided by financing activities                                            586,561
                                                                                            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      89,093

CASH AND CASH EQUIVALENTS - Beginning of period                                                71,588

Cash and Cash Equivalent s - End of period                                                  $ 160,681
                                                                                            =========


See Notes to Financial Statements

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                   NOTES TO FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1999

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

          WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L. L. C.


                                                   NOTES TO FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1999

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

         During 1999, the LLC incurred $606,851 in costs under turnkey agreements to WELLC. Of this amount, $136,092 is included in accounts payable at September 30, 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of 2.5 percent from investor interestholder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $16,978 in management fees.

Note 3 - Cash Flows

         During 1998, the LLC acquired working interests in oil and gas wells that were still in process at the end of the period. Accounts payable includes $136,092 of these acquisition costs.

         The LLC received capital contributions totaling $713,055 during 1999 and incurred syndication costs related to those contributions totaling $79,226, of which $23,715 are accrued at September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Nine Months ended September 30, 1999

Financial Condition

         Liquidity and Capital Resources

As an passive investment entity, the registrant does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital which it invests in relatively illiquid fractional working interests in natural gas well development projects. The registrant did not engage in operations during the three months ended September 30, 1999, and, therefore, did not realize any net cash flows from operating activities during that period. The registrant's cash flows during the period resulted from the net inflow of capital from the sale of interests in the registrant to investors and payments by the registrant related to (i) turnkey drilling and development arrangements made to an affiliate of the Manager, and
(ii) costs to unaffiliated parties related to the offering and sale of interests in the registrant in a public offering. The registrant's sole present source of liquidity is the proceeds of the sale of interests in the registrant. The registrant will in the future generate liquidity from operations after it begins to realize proceeds from the sale of natural gas production from wells in which it owns a fractional working interest. The registrant has no commitments to provide it with a lending facility from which it could borrow funds to provide additional liquidity in the future.

The registrant realized gross proceeds from the sale of interests totaling $713,055 in the period, of which $470,759 was paid to unaffiliated parties in respect of wells in progress in which the registrant holds a fractional working interest and $84,086 was paid to unaffiliated parties in respect of syndication and offering costs for the offering and sale of interests.

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

Results of Operations

The registrant is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the three months ended September 30, 1999, the registrant entered into an agreement to acquire interests in natural gas well development projects on a turnkey basis with an affiliate of the Manager and made payments totaling $606,851 thereunder. The development of the projects subject to such turnkey arrangements is proceeding under the supervision of an operator which is not affiliated with the Manager or the registrant, but has not yet been completed. Consequently, the registrant did not realize any revenues from operations in the three months ended September 30, 1999. The registrant did incur operating expenses during the period, primarily management fees and professional expenses related to its organization, offering of interests and management of its turnkey drilling activities. The level of revenues from operations of the registrant will be closely tied to the level of prices for natural gas deliveries and price levels generally, and the actual and perceived trends in changes thereof. However, the levels of operating expense related to production of natural gas from wells in which the registrant owns a fractional working interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

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

Date:    March 14, 2000
         -------------------------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:      /s/ George H. Arbaugh
                                 -----------------------------------------------
                        Name:    George H. Arbaugh
                                 -----------------------------------------------
                        Title:   Chairman, President and Chief Executive Officer
                                 -----------------------------------------------
Date:    March 14, 2000
         -------------------------