Form 10KSB40
period 1999-12-31
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-02-21
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended: December 31, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from                      to
                                     --------------------    -------------------

                        Commission file number: 33-95156

           Wolverine Energy 1998-1999(A) Development Company, L.L.C.,
              Wolverine Energy 2000(B) Development Company, L.L.C.,
           Wolverine Energy 1998-1999(C) Development Company, L.L.C.,
           Wolverine Energy 1998-1999(D) Development Company, L.L.C., Wolverine Energy 1998-1999(E) Development Company, L.L.C., Wolverine Energy 1998-1999(F) Development Company, L.L.C., Wolverine Energy 1998-1999(G) Development Company, L.L.C., Wolverine Energy 1998-1999(H) Development Company, L.L.C., Wolverine Energy 1998-1999(I) Development Company, L.L.C.,
          and Wolverine Energy 1998-1999(J) Development Company, L.L.C.
          -------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Michigan                                  38-3435348 (Program A)
           --------                                  ----------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           4660 South Hagadorn Road, Suite 230, East Lansing, MI 48823
           -----------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

                     Issuer's telephone number: 517-351-4444
                                                ------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                  Name of each exchange on which
                                                        registered

----------------------------------         -------------------------------------

----------------------------------         -------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


              -----------------------------------------------------
                                (Title of Class)


              -----------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No   X
    -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: Wolverine Energy 1998-1999(A) Development Company, L.L.C. - $3,159.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no active trading market for registrant's equity securities.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

               None.

         Transitional Small Business Disclosure Format (check one):

         Yes           No   X
             -----        -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         A registration statement with respect to all of the named registrant companies (together, the "Companies" and individually a "Company"), became effective on September 4, 1998. Wolverine Energy, L.L.C. (the "Manager") will serve as the manager for each of the Companies.

         Wolverine Energy 1998-1999(A) Development Company, L.L.C. ("Program A") was formed as a Michigan limited liability company on June 3, 1998. It was not activated until December 31, 1999. On December 31, 1999, all investments in Program A were accepted and Program A was closed to new investors. Program A has 171 investors and has capitalization of $2,959,536 (including the Manager's capital contribution).

         Program A has invested in 36 net natural gas wells predominately in the Independence Prospect, which is located in the Cherokee Basin in Montgomery County, Kansas. These wells are all pre-existing wells that have been or will be re-entered during 1999 and 2000 and will be placed in production during the year 2000. Program A paid the Manager a turnkey price of $2,581,091 for the 36 net well interests.

         The Cherokee Basin is located in eastern Kansas and northeastern Oklahoma. Pennsylvanian Coals have been commercially mined from the Cherokee Basin for over 100 years. In addition, many oil wells were drilled, starting in the early 1900s, to the Bartlesville oil and gas formation at depths of 1,200 to 2,000 feet. These drillings passed through several productive coal seams at depths of 600 to 1,000 feet with no understanding of their natural gas content. Thousands of these wells were drilled and produced oil in the target reservoirs until the reservoirs were considered depleted in the 1950s.

         In the early 1980s, a large oil exploration effort began in the Cherokee Basin. These wells were drilled to the Bartlesville formation. The development theory for producing these oil wells proved unsuccessful, and most of the wells were depleted or abandoned because of poor economics. A high percentage of the leases and depleted wells were given back to the landowners through agreements or by reversion for non-production.

         Montgomery County lies in the Cherokee Basin west of the coal mining district, where coals are shallow. Depths to the coals in the Independence Prospect are from around 450 feet to no deeper than 900 feet. Testing in the area showed potential for coal bed methane gas flows when drilled through on the way to the deeper Bartlesville Sandstone oil play.

         The Manager's research suggests that coal bed methane gas development in Montgomery County beginning in the 1980s was economical when the wells were completed properly, but that most of the fracture treatments were not appropriate for the area. There are five coal zones above the Bartlesville formation. Three of these zones exhibit strong methane gas production potential. The Manager intends to focus exclusively on re-entry of existing wells that have been drilled to the Bartlesville formation, and in each case, to tap into at least two coal zones above the Bartlesville formation. The Manager will focus on the area commonly called the Independence Prospect. The Manager, as a co-operator party to the Operating Agreement for the Independence Prospect has the right to participate directly and indirectly in the development of all wells on the prospect that have not been previously developed through other programs.

         Pipeline access to the Independence Prospect is generally good. The Williams Pipeline District hub is located within a few miles of the Prospect's gathering lines. The United Cities and Great Eastern pipelines are available. They connect to the Williams Pipeline, which is owned by a large interstate pipeline company. With additional gas production coming on line over the last year, the current pipelines are short on capacity. The Manager is addressing the transportation issues of line capacity, compression needs and additional pipeline taps to accommodate additional gas line production through its participation in Kansas Pipeline, L.L.C., which is owned 50 percent by affiliates of the Manager and 50 percent by Spartan Energy, Ltd. Kansas Pipeline, L.L.C. will service all of the wells in the Independence Prospect. When additional pipeline is required, Kansas Pipeline, L.L.C. will lay an additional pipeline next to an existing pipeline, using the easements that have already been obtained. This strategy should make it possible to build the new pipeline relatively quickly.

         Spartan Energy, Ltd. and the Manager have created Kansas Operating, L.L.C., to serve as operator of the Independence Prospects. Kansas Operating, L.L.C. will be owned as follows: Spartan Energy - 50 percent; the Manager or its affiliates - 45 percent; and Federated Oil and Gas Properties, Inc. ("Federated") - five percent. Kansas Operating, L.L.C. has hired Federated to manage the oil and gas administrative and management aspects of the operations, including supervision of day-to-day production activities, marketing the gas, collection of revenues and payment of expenses. Federated is paid $75 per month per well for these services. Kansas Operating, L.L.C. has hired Black Rain Energy to perform field operations, including rework of the wells, online production functions and maintenance.

         Program A does not currently have any gas customers under contract for the Independence Prospect. Gas is currently being sold on the spot market, which to date has been satisfactory to the Manager in terms of sales volume and price.

         There is extensive competition in the marketing of domestically-produced natural gas. Decreases in domestic industry production capability and increases in energy consumption can bring about shortages in energy supplies. This, in turn, can result in substantial competition in markets historically served by domestic natural gas resources both with alternate sources of energy, such as residential fuel oil, and among domestic gas suppliers. Such competition can result in increases in gas prices, extensive efforts by producers to increase gas production and delays in producing and marketing gas after it is discovered. Among the effects of this competition and the deregulation of the natural gas industry and gas prices by the Congress and the Federal Energy Regulatory Commission (FERC) is that gas prices tend to be determined by competitive market forces with attendant volatility and unpredictability. Changes in government regulations relating to the production, transportation and marketing of natural gas has, at times, resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, and may spur the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residential fuel oil.

         The marketing of any gas produced by the wells in which Program A has invested will be affected by a number of factors which are beyond the Manager's control and whose exact effect cannot be accurately predicted. These factors include crude oil imports, the availability and cost of adequate pipeline and other transportation facilities, the marketing of competitive fuels (such as coal and nuclear energy), and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

         Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of reducing global supplies and maintaining or increasing certain price levels. Political events, especially in the Middle East, have in the past caused sharp fluctuations in oil prices, which may or may not continue. Certain large users of fuel oil and other oil products have or may acquire the capacity to use natural gas instead. Further, market and governmental incentives may induce users to substitute natural gas for other fuels. These factors may increase demand for natural gas. Because there has been a natural gas supply surplus in recent years, because additional supply may be available and because the substitution process may occur gradually, any increased demand may not cause increases in gas prices similar to those experienced in the international oil markets. Decreases in oil prices, if they occur, may result in decreases in gas prices because of substitution back to oil.

         The State of Kansas controls gas production through regulations establishing the spacing of wells, limiting the number of days in a given month during which a well can produce and otherwise limiting the rate of allowable production. Through regulations enacted to protect against waste, conserve natural resources and prevent pollution, local, state and Federal environmental controls will also affect operation of the wells. Such regulations could necessitate spending funds on environmental protection measures, rather than on drilling, completion and production operations. If any penalties or prohibitions are imposed on the wells, their owner and operators for violating such regulations, Program A's financial performance could be adversely affected. All required Permits have already been obtained from the State of Kansas for the wells in which Program A has invested.

         The Federal Energy Regulatory Commission (FERC) regulates certain sales of natural gas, operating as an independent agency that combines most of the functions of the former Federal Power Commission with the prior authority of the Interstate Commerce Commission over interstate transportation of oil. In particular, FERC has regulatory jurisdiction over interstate gas pipelines that will purchase or transport gas from the Independence Prospect.

         Because the Manager is an "independent" gas industry operative, it does not deal directly with FERC. The only exception is that the Manager must deal with FERC for any wells the Manager seeks to have certified for a Section 29 tax credit. Nonetheless, FERC's activities frequently impact to some degree the prices at which natural gas can be sold. In the Manager's experience, natural gas prices are highly volatile, with FERC policies being only one of many factors affecting price.

         A number of legislative proposals have been advanced from time to time which, if put into effect, could significantly affect the oil and gas industry. The various proposals have involved, among other things, revision of leasing and operating practices relating to Outer Continental Shelf lands, revision of the NGPA (including both proposals to remove all price and certificate controls on natural gas and proposals to extend or impose the NGPA price ceilings), imposition of a "windfall profit" tax on natural gas sales and restriction of certain uses of natural gas. Other proposals would provide purchasers with "market-out" options in existing and future gas purchase contracts, eliminate or limit the operation of "indefinite price escalator clauses" (e. g., pricing provisions which allow prices to escalate by means of reference to prices being paid by other purchasers of natural gas or prices for competing fuels). Arguments for effecting the latter two proposals by regulatory action have been pressed on the FERC by various proponents at various times. It is impossible to predict what legislation or regulatory changes may result from such proposals or the effect of such changes on the Company.

         The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in November 1993 of the North American Free Trade Agreement (NAFTA) has had some impact on the American gas industry, by eliminating trade and investment barriers in the United States, Canada and Mexico. In addition, a number of new pipeline projects have been proposed to the FERC which could substantially increase the availability of Canadian gas to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of gas sales from Company wells.

         The accelerating deregulation of natural gas and electricity transmission has caused, and will continue to cause, a convergence of the gas and electric industries. Demand for natural gas by the electric power sector is expected to increase modestly through the next decade. Increased competition in the electric industry, coupled with the enforcement of stringent environmental regulations, may lead to an increased reliance on natural gas by the electric industry.

         The federal government and various state governments have adopted laws and regulations regarding the control and contamination of the environment that may affect the operations of the wells. Governments may from time to time suspend or curtail operations when considered to be detrimental to the ecology or to jeopardize public safety. Owners of interests in projects may be subject to federal or state regulations which impose absolute liability for the cost of clean-up of pollution resulting from its operations, Owners may also be subject to possible legal liability for pollution damages. If other participants in a property do not bear these costs, and to the extent that insurance does not cover those risks, a Company could be solely liable for all such costs.

         Because of the various risks associated with natural gas well operations and production, including potential liability for pollution remediation or damages, the Manager has obtained three policies to insure the Manager and all affiliated entitles. Program A is a named insured to the policies. These policies are currently underwritten by Charter Insurance and Consulting out of Atlanta Georgia. The general liability policy provides $1,000,000 single limit coverage for bodily injury and property damage arising from oil and gas operations, $1,000,000 annual aggregate coverage for products and completed operations, and $2,000,000 annual general aggregate coverage. The second policy provides $1,000,000 single limit and annual aggregate coverage for sudden and gradual pollution liability. The third policy is a $10,000,000 excess liability policy.

         Program A does not have any of its own employees. It relies exclusively on the services of the Manager and the Manager's employees.


ITEM 2.  DESCRIPTION OF PROPERTY

         The natural gas wells owned by Program A are described at Item 1. Program A owns an 80 percent net revenue interest in these wells. Program A does not own any other significant properties.

         The Manager leases office space for its executive officers located at 4660 South Hagadorn Road, Suite 230, East Lansing, Michigan 48823. The East Lansing office focuses primarily on fund raising activities, including broker-dealer relations. The Manager also has a leased office in Traverse City, Michigan, which is responsible for all field accounting and field operations work, and works directly with project operators.


ITEM 3.  LEGAL PROCEEDINGS

         On May 3, 1999, the Manager entered into a consent order with the Michigan Department of Consumer and Industry Services, Corporation, Securities and Land Development Bureau, Securities Division, pursuant to which it neither admitted nor denied guilt in connection with unregistered sales of Interests to Michigan residents and agreed to comply with Michigan law in respect to the offer and sale of securities to Michigan residents.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for Program A's membership interests ("Interests"). Program A has 170 Interestholders of record. Program A did not make any distributions to its Interestholders during 1999, since it did not become operational until January 1, 2000. Program A has not sold any Interests that were not registered under the Securities Act of 1933, as amended.

         The proceeds from the offering for Interests in Program A are $2,959,536. These proceeds were used as follows:

                 Syndication Costs                                                      $  297,998
                 Property Acquisition Costs                                              2,581,091
                 Management Fees                                                            70,451
                 Professional and other organization fees                                    9,996
                                                                              ---------------------
                 Total                                                                  $2,959,536


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This discussion should be read in conjunction with the financial statements, accompanying notes and supplemental information.

THE MANAGER - YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

         Net income for 1999 was $743,804 compared with $(28,433) in 1998. The primary factor affecting the year-to-year increase in net income was the decrease in cost of sales from $5,130,237 to $3,099,095, a decrease of $2,031,142, or 39.6%, which resulted in an increase in turnkey gross profits from $857,727 in 1998 to $2,199,977 in 1999, a difference of $1,342,250 or
156.5%. This increase was partially offset by decreases in management fees $(33,141) and other income $(143,901).

         The increased earnings of 1999 were primarily driven by the ability to acquire well working interests at lower costs than in 1998.

         Total capital raised by affiliated natural gas investment entities decreased from $5,987,964 in 1998 to $5,299,072 in 1999, a decrease of $688,892 or 11.5 percent. The natural gas investment programs organized by the Manager have not begun to generate sufficient gas production to result in meaningful levels of distributions of operating profits to have been made to the Manager. Therefore, the Manager has not recognized a meaningful level of operating profits from its interests in such programs.

         Total turnkey expenses and related costs decreased 39.6 percent from 1998, while corresponding turnkey revenues decreased 11.5 percent, causing an increase in turnkey profit margin from 14.3 percent to 41.5 percent. General and administrative expenses for 1999 increased by 21.0 percent, reflecting the higher level of capital raising activity at the affiliated natural gas investment programs in 1999 over 1998 and the cumulative effect on the level of administrative expenses of the addition of new capital in 1999 to the capital already under management at the end of 1998 without reduction for return of capital to investors. Depreciation and amortization expense increased from $5,970 to $18,494 compared with 1998. Interest expense decreased $31,767 in 1999, from $146,812 to $115,045, reflecting lower average borrowings outstanding during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, cash flow from operating activities amounted to $923,408, compared with $(1,095,964) in 1998. Total short- and long-term debt, including amounts outstanding under the Manager's line of credit, trade payables, amounts due to operators and related parties and other accounts payable, was $2,729,501 at year-end 1999, compared with $2,518,834 at year-end 1998. Debt as a percent of debt-plus-equity was 74.4 percent at December 31, 1999, down from 78.0 percent at year-end 1998.

         Working capital was $51,702 at year-end 1999, compared with $(179,195) at year-end 1998. At year-end 1999, the Manager's current ratio was 1.02-to-1. Cash Distributions paid in 1999 totaled $515,077, compared to $1,522,732 in 1998. At December 31, 1999, bank lines of credit available were $325,000, all of which were supported by commitment fees.

         The Manager has a line of credit with Franklin Bank, Southfield, Michigan in the current amount of $325,000.

WORKING INTERESTS HELD FOR SALE AND CAPITAL EXPENDITURES

         Inasmuch as the Manager engages in the raising of capital for investment in natural gas development, it has not engaged directly in capital investment in natural gas development or production activities, except with respect to the portion of the capital invested in sponsored investment programs. Insofar as the Manager incurs contingent liability for turnkey development of natural gas development projects, if development costs exceed budgeted costs by more than the anticipated turnkey profit to the Manager, it may be required to make a capital investment in such project(s) in the amount of such excess, though such investment is not anticipated. As such, the Manager has not made a capital investment in any natural gas development project in excess of its capital contribution as Manager of the affiliated investment vehicle, which amount totaled $186,880 in 1999 and an aggregate of $1,315,266 as of the end of 1999. The Manager has received distributions and accrued unrealized losses with respect to these interests in the total amount of $102,568, leaving a net recorded capital contribution of $1,212,698. The Manager anticipates that it will make similar investments in affiliated natural gas investment vehicles in 2000 and does not anticipate, nor has it provided for, making any investment as a result of actual development expenses of such a project exceeding budgeted costs by more than the anticipated turnkey profit to the Manager.

         The Manager does, however, utilize its capital to acquire working interests for subsequent resale to affiliated investment vehicles. The amount of working interests held for sale was $877,580 at December 31, 1998 and $853,656 at December 31, 1999. These amounts consist of actual land costs and estimated development, drilling and completion expenses for working interests in wells held by the Manager and anticipated to be sold to one or more affiliated investment vehicles pursuant to a turnkey drilling contract.

The decrease in these amounts from 1998 to 1999 reflects differences related to the timing of the sale of such interests to affiliated investment vehicles. None of the working interests held for sale by the Manager at December 31, 1999, will be available for purchase by the Companies.

         It is anticipated that the Manager's 2000 internal capital expenditures budget will be financed primarily by funds generated internally and through borrowings under the Manager's line of credit. Amounts payable by the Manager to make its scheduled capital contribution to affiliated natural gas investment programs will likewise be financed internally by the Manager. The Manager anticipates that it will make payments for natural gas project development costs from turnkey payments from the affected affiliated natural gas investment program. To the extent that such payments exceed anticipated amounts, the Manager may finance them from internally generated capital or from borrowings under its lines of credit. The planned expenditure level is subject to adjustment as dictated by changing economic conditions and the success of the affiliated natural gas investment vehicles in raising capital in 2000. The Manager does not anticipate raising additional capital for its own account for the next twelve months or for the foreseeable future beyond that time frame.

ENVIRONMENTAL PROTECTION AND REMEDIATION COSTS

         The Manager maintains insurance coverage for environmental pollution resulting from the sudden or accidental release of pollutants. Various deductibles per occurrence could apply, depending on the type of incident involved. Coverage for other types of environmental obligations is not generally provided, except when required by regulation or contract. The financial statements do not reflect any recovery from claims under prior or current insurance coverage. The Manager has not provided in its accounts for any future costs of environmental pollution or environmental remediation obligations. Such costs, if any, in excess of applicable insurance coverage cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology for prevention and remediation, regulatory changes and other factors. Although such future costs could be significant, they are not expected to be material in relation to the Manager's liquidity or financial position.

PROGRAM A -YEAR ENDED DECEMBER 31, 1999

PLAN OF OPERATIONS

         Wolverine Energy 1998-1999(A) Development Company, L.L.C. was closed on December 31, 1999. It accepted subscriptions from investors and the Manager totaling $2,959,536. It has invested in 32 net gas wells in the Independence prospect and an additional four net wells in the Bolton prospect, both of which are located in the Cherokee Basin in Montgomery County, Kansas. These wells are all pre-existing wells that have been or will be re-entered during 1999 and 2000, and placed in production during the year 2000. Program A will not require any additional financing in the year 2000.

ITEM 7.  FINANCIAL STATEMENTS


                            WOLVERINE ENERGY, L.L.C.

                   (A MICHIGAN LIMITED LIABILITY CORPORATION)

                                FINANCIAL REPORT
                                DECEMBER 31, 1999

                            WOLVERINE ENERGY, L.L.C.

                                    CONTENTS



INDEPENDENT AUDITOR'S REPORT                                           11


FINANCIAL STATEMENTS

    Balance Sheet                                                      12

    Statement of Operations                                            13

    Statement of Member's Equity                                       14

    Statement of Cash Flows                                            15

    Notes to Financial Statements                                      16

    Report Letter                                                      24


ADDITIONAL INFORMATION

     Estimates of Natural Gas Reserves                                 25

                          INDEPENDENT AUDITOR'S REPORT



To the Member
Wolverine Energy, L.L.C.


We have audited the accompanying balance sheet of Wolverine Energy, L.L.C. (a Michigan limited liability corporation) as of December 31, 1999 and 1998, and the related statements of operations, member's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Energy, L.L.C. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                      Plante & Moran, L.L.P.



March 15, 2000

East Lansing, Michigan

                            WOLVERINE ENERGY, L.L.C.

                                  BALANCE SHEET

                                                                                        DECEMBER 31
                                                                                        -----------
                                         ASSETS                                1999                    1998
                                         ------                                ----                    ----
CURRENT ASSETS
     Cash and cash equivalents                                              $  584,002              $  454,041
     Accounts receivable:
         Related entities (Note 5)                                             945,997                 335,559
         Other                                                                  32,067                  31,932
     Working interests held for resale                                         853,656                 877,580
     Prepaid expenses                                                           22,130                  14,180
                                                                            ----------              ----------

              Total current assets                                           2,437,852               1,713,292

EQUIPMENT
     Office equipment                                                           70,507                  59,513
     Accumulated depreciation                                                 (58,430)                 (39,936)
                                                                            ----------              ----------

              Net carrying amount                                               12,077                  19,577

INVESTMENTS IN RELATED ENTITIES (Note 2)                                     1,212,698               1,154,458

ACCOUNTS RECEIVABLE (Note 7)                                                                           329,545

OTHER ASSETS                                                                     3,980                  10,341
                                                                            ----------              ----------

              Total assets                                                  $3,666,607              $3,227,213
                                                                            ==========              ==========


                             LIABILITIES AND MEMBER'S EQUITY
                             -------------------------------

CURRENT LIABILITIES
     Line of credit (Note 3)                                               $   325,000             $   325,000
     Current portion of long-term debt (Note 4)                                307,500                 105,000
     Accounts payable:
         Trade                                                                 220,645                 190,828
         Operators                                                           1,519,385               1,136,809
         Related party (Note 5)                                                  3,009                  12,743
         Other                                                                                         100,642
     Accrued expenses                                                           10,611                  21,465
                                                                            ----------              ----------

              Total current liabilities                                      2,386,150               1,892,487

LONG-TERM DEBT (Note 4)                                                        343,351                 626,347

MEMBER'S EQUITY                                                                937,106                 708,379
                                                                            ----------              ----------

              Total liabilities and member's equity                         $3,666,607              $3,227,213
                                                                            ==========              ==========





See Notes to Financial Statements

                            WOLVERINE ENERGY, L.L.C.

                             STATEMENT OF OPERATIONS


                                                                                  YEAR ENDED DECEMBER 31
                                                                                  ----------------------
                                                                                 1999                1998
                                                                                 ----                ----
REVENUE
     Turnkey revenue                                                          $5,299,072            $5,987,964
     Management fees                                                             304,057               337,198
     Other income                                                                 91,768               235,669
                                                                               ---------            ----------

                  Total revenue                                                5,694,897             6,560,831

EXPENSES
     Cost of sales                                                             3,099,095             5,130,237
     General and administrative                                                1,723,358             1,423,744
                                                                               ---------             ---------

                  Total expenses                                               4,822,453             6,553,981
                                                                               ---------             ---------

OPERATING INCOME                                                                 872,444                 6,850

LOSS FROM RELATED ENTITIES                                                      (128,640)              (35,283)
                                                                              -----------           -----------

NET INCOME (LOSS)                                                             $  743,804            $  (28,433)
                                                                              ==========            ===========








See Notes to Financial Statements

                            WOLVERINE ENERGY, L.L.C.

                          STATEMENT OF MEMBER'S EQUITY

MEMBER'S EQUITY - January 1, 1998                                                              $   308,325

Net loss                                                                                           (28,433)
Member contributions                                                                             1,981,219
Distributions to member                                                                         (1,552,732)
                                                                                               -----------

MEMBER'S EQUITY - December 31, 1998                                                                708,379

Net income                                                                                         743,804
Distributions to member                                                                           (515,077)
                                                                                               -----------

MEMBER'S EQUITY - December 31, 1999                                                            $   937,106
                                                                                               ===========














See Notes to Financial Statements

                            WOLVERINE ENERGY, L.L.C.


                             STATEMENT OF CASH FLOWS


                                                                                                      YEAR ENDED DECEMBER 31
                                                                                                      ----------------------
                                                                                                  1999                     1998
                                                                                                  ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and related parties                                           $ 5,084,324              $ 6,315,078
    Cash paid to operators, employees, and suppliers                                            (4,052,175)              (7,269,751)
    Cash paid for interest                                                                        (108,741)                (141,291)
                                                                                               -----------              -----------
         Net cash provided by (used in) operating
         Activities (Note 6)                                                                       923,408               (1,095,964)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                                          (10,994)                 (19,810)
    Cash paid for investments in limited liability
         corporations                                                                             (186,880)                (279,053)
    Distributions from limited liability corporations                                                   --                   33,722
                                                                                               -----------              -----------

         Net cash used in investing activities                                                    (197,874)                (265,141)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                                        --                  788,663
    Payments on long-term debt                                                                     (80,496)                 (57,316)
    Loans to (repayments from) member                                                                                       600,000
    Contributions from member                                                                           --                1,981,219
    Distributions to member                                                                       (515,077)              (1,552,732)
                                                                                               -----------              -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               (595,573)               1,759,834

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          129,961                  398,729

CASH AND CASH EQUIVALENTS - Beginning of year                                                      454,041                   55,312
                                                                                               -----------              -----------

CASH AND CASH EQUIVALENTS - End of year                                                        $   584,002              $   454,041
                                                                                               ===========              ===========



See Notes to Financial Statements

                            WOLVERINE ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities

         WORKING INTERESTS HELD FOR RESALE - WELLC has acquired certain oil and gas working interests for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interest has been impaired. If impairment exists, a loss is recognized by recording an impairment allowance. Abandonments of working interests held for resale are charged to expense. As of December 31, 1999 and 1998, no reserve for impairment has been recorded.

         INVESTMENTS IN RELATED ENTITIES - Investments in related entities are accounted for under the equity method since WELLC has significant influence over the management of these entities. WELLC is the manager of the oil and gas entities and makes initial capital contributions in accordance with provisions in the respective placement memorandum governing the activities of the particular entity. Income or losses are allocated to the investment accounts according to WELLC's ownership interest in the entities, and distributions received are deducted from the investment accounts.

         TURNKEY DRILLING REVENUE - WELLC enters into contracts with affiliated entities to sell them oil and gas working interests under turnkey drilling agreements. Under the terms of the agreements, the entities pay a fixed price for acquisition, drilling, and completion costs and receives working interests in the wells. WELLC agrees to monitor the well operators obligation to conduct the drilling and completion of each well. Turnkey revenue is recognized when the related services have been performed (working interests have been sold) and substantially all future obligations have been settled.

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COST OF SALES - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in accounts payable at December 31, 1999 and 1998, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

         MANAGEMENT FEES - In connection with the organization and offering stage of related oil and gas entities WELLC receives a management fee of 2.5 percent from investor subscriptions, which is credited to income as earned.

         EQUIPMENT - Equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred.

         INCOME TAXES - No provision for federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the member for inclusion in his respective income tax return.

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

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 2 - AFFILIATED OIL AND GAS ENTITIES

         WELLC sponsors the formation of entities, typically limited liability corporations, for the purpose of conducting oil and gas exploration, development, and production activities on oil and gas properties. WELLC serves as manager of these entities and, as such, has full and exclusive discretion in the management and control. The turnkey drilling and operating agreements that WELLC enters into with the entities provide that the entities pay for the drilling costs of the wells at an agreed-upon price per well. Profits from oil and gas properties are allocated based on the working interest ownership percentage of the properties.

         WELLC holds the following investment interest in the following entities:


                                                                                   1999        1998
                                                                                   ----        ----
         Wolverine Antrim Development 1995, L.L.C.                                 18.9%       18.9%
         Wolverine Antrim Development 1996-1, L.L.C.                               12.8%       12.8%
         Wolverine Antrim Development 1996-2, L.L.C.                               14.5%       14.5%
         Wolverine Antrim Development 1997-1, L.L.C.                               14.8%       14.8%
         Wolverine Antrim Development 1997-2, L.L.C.                               14.5%       14.5%
         Wolverine Antrim Development 1998-1, L.L.C.                               12.5%       12.5%
         Wolverine Energy 1998-1999(A) Development
            Company, L.L.C.                                                        10.0%       10.0%
         Wolverine Energy 1999-1, L.L.C.                                           11.5%          --


         Following is a summary of the financial position and results of operations of entities whose investments are accounted for under the equity method of accounting:

                                                                            1999                    1998
                                                                            ----                    ----

         Current assets                                                 $  1,278,327             $   565,425
         Other assets (net)                                               18,498,425              16,464,198
                                                                        ------------             -----------

                Total assets                                            $ 19,776,752             $17,029,623
                                                                        ============             ===========

         Current liabilities                                            $  1,226,593             $   516,797

         Equity                                                           18,550,159              16,512,826
                                                                        ------------             ------------

                Total liabilities and equity                            $ 19,776,752             $17,029,623
                                                                        ============             ===========

         Net loss                                                       $ (1,849,753)            $  (793,959)
                                                                        ============             ===========

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at 1.5 percent above the New York Citibank prime rate (effective rate of 10 percent at December 31, 1999). WELLC's credit limit is $325,000. The line of credit is guaranteed by the member.

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     1999                   1998
                                                                                     ----                   ----
         Notes payable to unrelated parties due in monthly installments of
         $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14%. The note is collateralized by certain investments of the Company and is guaranteed by the
         member.                                                                   $200,000               $200,000

         Note payable to an unrelated company, due in monthly interest payments of $3,083, at a rate of prime plus 10% for an effective rate of 18.5% at December 31, 1999. The note is collateralized by all assets of the Company and is guaranteed by the member.
         The principal payment is due March 2000.                                  200,0000                200,000

         Note payable to bank, due in monthly installments of $502, including interest at a rate of 15.95%.  The note is
         collateralized by equipment.  Final payment is due July 2001.                7,191                 12,687

         Note payable to bank, due in monthly payments of $6,250 plus interest at a rate of prime plus 1.5% for an effective rate of
         10.0% at December 31, 1999.  The note is collateralized by all assets of the Company and is guaranteed by the member.  Final
         payment is due April 2003.                                                 243,660                318,660
                                                                                   --------               --------

                     Total                                                          650,851                731,347

                     Less current portion                                           307,500                105,000
                                                                                   --------               --------

                     Long-term portion                                             $343,351               $626,347
                                                                                   ========               ========

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 4 - LONG-TERM DEBT (CONTINUED)

         Minimum principal payments on long-term debt to maturity as of December 31, 1999, are as follows:

            2000                                         $307,500
            2001                                          107,500
            2002                                          107,500
            2003                                          128,351
                                                          -------

            Total                                        $650,851
                                                         ========

NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties.

         During 1999 and 1998, WELLC earned turnkey revenue from related entities in the amount of $5,299,072 and $5,833,889, respectively. The balance of turnkey revenues and allocated expenses owed to WELLC included in accounts receivable as of December 31, 1999 and 1998, totaled $945,997 and $335,559, respectively.

         During 1999 and 1998, WELLC charged management fees to related entities in the amount of $304,057 and $337,198, respectively.

         WELLC owed related entities for administrative costs and member contributions in the amount of $3,009 and $12,743 at December 31, 1999 and 1998, respectively.

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 6 - CASH FLOWS

         A reconciliation of net income (loss) to net cash flows from operating activities is as follows:

                                                                                     1999               1998
                                                                                     ----               ----
            Net income (loss)                                                    $743,804          $ (28,433)
            Adjustments to reconcile net income
            (loss) to net cash from operating
            activities:
                Depreciation expense                                               18,494              5,970
                Loss from equity investments                                      128,640             35,283
                (Increase) decrease in assets:
                     Accounts receivable                                         (281,028)          (575,298)
                     Working interests held for resale                             23,924            580,587
                     Prepaid expenses                                              (7,950)           (14,180)
                     Other assets                                                   6,361             (2,565)
                Increase (decrease) in liabilities:
                     Accounts payable                                             302,017         (1,096,523)
                     Accrued expenses                                             (10,854)              (805)
                                                                               ----------       ------------

                         Net cash provided by (used in)
                               operating activities                                    $923,408        $(1,095,964)
                                                                                     ==========       ============

         There were no significant non-cash investing and financing activities during 1999 and 1998.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of these entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         During 1998, WELLC entered into a commitment for approximately $1,680,000 to purchase working interests in a newly developing gas program from Kentucky Operating US, L.L.C. After advancing $329,545 for the working interests, WELLC determined that the working interests would not be available until substantially later than promised WELLC, then notified Kentucky Operating US, L.L.C. of its intention to terminate its participation in the program. During 1999, WELLC started legal proceedings against Kentucky Operating US, L.L.C. in order to recover their advance. As a result of legal proceedings and uncertainty as to the recovery of the advance, WELLC recorded bad debt expense in the amount of $329,545 during 1999.

                            WOLVERINE ENERGY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         WELLC currently has two offerings it is soliciting, with a combined maximum investor contribution limit of $19,000,000. The manager is required to match every capital contribution from an investor with a capital contribution ranging from 1.5 to 5.0 percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $705,000 in limited liability company memberships.

                             ADDITIONAL INFORMATION

To the Member
Wolverine Energy, L.L.C.


The Estimates of Natural Gas Reserves on pages F-27 and F-28 are not a required part of the basic financial statements of Wolverine Energy, L.L.C. (a Michigan limited liability corporation), but constitute additional supplementary information for additional analysis. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.





                             Plante & Moran, L.L.P.

March 15, 2000
East Lansing, Michigan

WOLVERINE ENERGY, L.L.C.
ESTIMATES OF NATURAL GAS RESERVES - UNAUDITED
DECEMBER 31, 1999

The following estimates of proven developed natural gas reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by WELLC's accounting personnel as of December 31, 1999. They do not purport to reflect realizable values or fair market values of WELLC's reserves. WELLC emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas properties. Accordingly, these estimates are expected to change, as future information becomes available.

Proven developed reserves are estimated reserves of natural gas that WELLC expects to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are those expected to be recovered through existing wells, equipment and operating methods. WELLC does not have any undeveloped reserves.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of natural gas to the estimated future production of proven developed reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing those reserves, less estimated future severance tax expenses and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

WELLC forms oil and gas entities for the purpose of investing in oil and gas drilling programs. WELLC retains an investment interest in each of the programs formed. WELLC's equity interest in proven developed reserves and standardized measure of discounted future net cash flows for each of its investments is presented as follows:

EQUITY INTEREST IN PROVEN DEVELOPED RESERVES

                                                   Total             Wolverine            Wolverine
                                                 Reserves            Interest             Reserves
                   Program                         MMCF             Percentage              MMCF
                   -------                         ----             ----------              ----
                  Trust 95                         2,700               18.90%                 510
                  1996-1                             483               12.80%                  62
                  1996-2                           4,360               14.50%                 632
                  1997-1                           5,009               14.80%                 741
                  1997-2                          11,487               14.50%               1,666
                  1998-1                          13,077               12.50%               1,635
                  1998-1999A                       8,296               10.00%                 830
                  1999-1                          14,391               11.50%               1,655
                                                  ------                                   ------

                  TOTAL                           59,803                                    7,731
                                                  ======                                    =====

                            WOLVERINE ENERGY, L.L.C.

                                DECEMBER 31, 1999


EQUITY INTEREST IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE CASH FLOWS

                                                 Wolverine          Future              Wolverine
                                                 Reserves         Development          Net Present
                     Program                       MMCF              Costs                Value
                     -------                       ----              -----                -----
                     Trust 95                       510            $   --              $  341,637
                     1996-1                          62                --                  15,181
                     1996-2                         632                --                 279,091
                     1997-1                         741                --                 339,746
                     1997-2                       1,666                --                 656,662
                     1998-1                       1,635                --               1,221,772
                     1998-1999A                     830                --                 302,044
                     1999-1                       1,655                --                1,149,42
                                                 ------             -----              ----------

                     TOTAL                        7,731            $   --              $4,305,555
                                                  =====            ======              ==========

                    WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                 COMPANY, L.L.C.
                   (A MICHIGAN LIMITED LIABILITY CORPORATION)

                                FINANCIAL REPORT
                           with Additional Information
                                December 31, 1999

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                                    CONTENTS


REPORT LETTER                                                                29


FINANCIAL STATEMENTS

    Balance Sheet                                                            30

    Statement of Operations                                                  31

    Statement of Changes in Members' Equity                                  32

    Statement of Cash Flows                                                  33

    Notes to Financial Statements                                            34


REPORT LETTER                                                                38


ADDITIONAL INFORMATION

    Costs Incurred in Gas Property Acquisition, Exploration, and
         Development Activities                                              39

    Estimates of Natural Gas Reserves                                        40


                          INDEPENDENT AUDITOR'S REPORT



To the Members
Wolverine Energy 1998-1999 (A) Development Company, L.L.C.


We have audited the accompanying balance sheet of Wolverine Energy 1998-1999 (A) Development Company, L.L.C. (a Michigan limited liability corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in members' equity, and cash flows for the year ended December 31, 1999, and for the period from May 30, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the L.L.C.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Energy 1998-1999 (A) Development Company, L.L.C. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, and for the period from May 30, 1998 (inception) to December 31, 1998.



                               Plante & Moran, LLP

November 22, 2000
East Lansing, Michigan

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                                                                     December 31
                                                                       ------------------------------------------

                                                                                1999                 1998
                                                                       -------------------- ---------------------
                                ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                        $   410,928          $    71,588
         Accounts receivable                                                   10,624                   --
                                                                          -----------          -----------
                                             Total current assets             421,552               71,588

PROPERTY AND EQUIPMENT
         Wells and related equipment and facilities                           109,600                   --
         Wells in progress                                                  2,471,491              643,462
         Less accumulated depreciation and depletion                             (535)                  --
                                                                          -----------          -----------
                                              Net carrying amount           2,580,556              643,462
                                                                          -----------          -----------
                                                     Total assets         $ 3,002,108          $   715,050
                                                                          ===========          ===========

         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
         Accounts payable - Related party (Note 3)                        $   328,583          $    42,408
         Accrued commissions                                                   96,876               28,575
                                                                          -----------          -----------

                                        Total current liabilities             425,459               70,983

MEMBERS' EQUITY                                                             2,576,649              644,067
                                                                          -----------          -----------

         Total liabilities and members' equity                            $ 3,002,108          $   715,050
                                                                          ===========          ===========



See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS





                                                               Year Ended December 31             Cumulative
                                                       -------------------------------------        During
                                                                                                 Development
                                                              1999               1998               Stage
                                                       -------------------- ----------------  ------------------
REVENUE
         Gas sales                                                    $884               $-                $884
         Interest income                                             2,275              609               2,884
                                                       -------------------- ----------------  ------------------
                                         Total revenue               3,159              609               3,768

EXPENSES
         Management fees                                            53,109           17,342              70,451
         Professional and other organizational fees                 15,400                -              15,400
         Insurance expense and other                                 2,011                -               2,011
         Well operating expense                                        795                -                 795
                                                        ------------------- ----------------  ------------------
                                        Total expenses              71,315           17,342              88,657
                                                        ------------------- ----------------  ------------------

NET LOSS                                                         $(68,156)        $(16,733)           $(84,889)
                                                       ==================== ================  ==================


See Notes to Financial Statements.

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF CHANGES IN MEMBERS' EQUITY


MEMBERS' EQUITY - MAY 30, 1998

Member contributions                                            $  728,235
Syndication costs                                                 (67,435)
Net loss                                                          (16,733)
                                                 --------------------------

MEMBERS' EQUITY - DECEMBER 31, 1998                                644,067

Member contributions                                             2,231,301
Syndication costs                                                (230,563)
Net loss                                                          (68,156)
                                                 --------------------------

MEMBERS' EQUITY - DECEMBER 31, 1999                             $2,576,649
                                                 ==========================









See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS


                                                                Year Ended December 31
                                                                                                      Cumulative
                                                       ----------------------------------------         During
                                                                                                     Development
                                                              1999                 1998                 Stage
                                                       -------------------- -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Cash received from customers                                     $884                    $-                $884
     Cash paid to suppliers and related party                     (70,780)              (17,342)            (88,122)
     Interest received                                               2,275                   609               2,884
                                                       -------------------- ---------------------  ------------------

                            Net cash used in operating
                                   activities (Note 4)            (67,621)              (16,733)            (84,354)

CASH FLOWS FROM INVESTING ACTIVITIES

     Advances on wells in process                              (1,651,454)             (601,054)         (2,252,508)

CASH FLOWS FROM FINANCING ACTIVITIES

     Capital contributions from members                          2,220,677               728,235           2,948,912
     Syndication costs paid                                      (162,262)              (38,860)           (201,122)
                                                       -------------------- ---------------------  ------------------

             Net cash provided by financing activities           2,058,415               689,375           2,747,790
                                                       -------------------- ---------------------  ------------------

NET INCREASE IN CASH IN CASH EQUIVALENTS                           339,340                71,588             410,928

         CASH AND CASH EQUIVALENTS
     Beginning of period                                            71,588                     -                   -
                                                       -------------------- ---------------------  ------------------

End of period                                                     $410,928               $71,588            $410,928
                                                       ==================== =====================  ==================




See Notes to Financial Statements

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy 1998-1999 (A) Development Company, L.L.C. (the LLC) has been in the development stage since its formation on May 30, 1998. The LLC was formed under the laws of the State of Michigan to engage in oil and gas exploration, drilling, production, and sales of natural gas at properties located throughout the United States. During 1999 and 1998, the LLC advanced monies for drilling at developed properties located in Kansas.

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

         WELLS IN PROCESS - The Company uses the successful efforts method of accounting for its oil and gas working interests. Costs to acquire the working interests, which includes the LLC's proportionate share of acquisition, drilling and completion costs are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the unit-of-production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

         INCOME TAXES - No provision for federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the members in their respective federal income tax returns.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

         SYNDICATION - Costs and expenses incurred by the LLC in connection with syndication have been charged to members' equity.

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - STATUS OF WELLS IN PROCESS

         As of December 31, 1999, approximately 70 percent of the wells the Company owns an interest in were drilled, with the remaining 30 percent being completed during the first 3 months of 2000. The wells are connected to a pipeline that is experiencing mechanical restraints and capacity limitations that affects the amount of gas that can flow from the wells. Subsequent to year end, the general member, who manages the Company's operations, began negotiations to acquire the pipeline.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The LLC acquires working interests in oil and gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement provides that investor interestholders pay approximately 95 percent of the cost of acquiring the working interests and the manager pays the remaining 5 percent of such costs. Intangible drilling costs are allocated 100 percent to the investor interestholders. Revenues from sales of production are allocated approximately 90 percent to the investor interestholders and 10 percent to the manager, until such time that the investor interestholders have recovered their investment in the LLC. Thereafter, revenues are allocated approximately 70 percent to the investor interestholders and 30 percent to the manager.

         During 1999 and 1998, the LLC incurred $1,937,629 and $643,462, respectively, in costs under turnkey agreements to WELLC. Of this amount, $328,583 and $42,408, respectively, is included in accounts payable at December 31, 1999 and 1998.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of 2.5 percent from investor interestholder subscriptions, which are expensed when incurred. During 1999 and 1998, the LLC paid WELLC $53,109 and $17,342, respectively, in management fees.

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 4 - CASH FLOWS

         During 1999 and 1998, the LLC acquired working interests in oil and gas wells that the drilling was still in process at year end. Accounts payable includes $328,583 and $42,408 of these acquisition costs at December 31, 1999 and 1998, respectively.

         The LLC received capital contributions totaling $2,231,301 and $728,235, respectively, during 1999 and 1998 and incurred syndication costs related to those contributions totaling $ 230,563 and $67,435, respectively, of which $96,876 and $28,575 are accrued at December 31, 1999 and 1998.

         The following reconciles net loss to net cash from operating activities:


                                                                                               Cumulative
                                                                                                 During
                                                             1999              1998           Development
                                                                                                 Stage
                                                       -----------------  ----------------  -----------------
        Net loss                                              $(68,156)         $(16,733)          $(84,889)
        Adjustments to reconcile net loss to net cash
        from operating activities:

             Depreciation and depletion                            535                 -                535
                                                        ----------------  ----------------  -----------------

             Net cash used in operating activities            $(67,621)         $(16,733)          $(84,354)
                                                        ================  ================  =================

                             ADDITIONAL INFORMATION

                         INDEPENDENT ACCOUNTANT'S REPORT
                            ON ADDITIONAL INFORMATION



TO THE MEMBERS
WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT COMPANY, L.L.C.

The Costs Incurred in Gas Producing Activities and Estimates of Natural Gas Reserves on pages F-41 and F-42 are not a required part of the basic financial statements of Wolverine Energy 1998-1999 (A) Development Company, L.L.C. (a Michigan limited liability corporation), but constitute additional supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.


                               Plante & Moran, LLP



November 22, 2000
East Lansing, Michigan

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                            SUPPLEMENTARY INFORMATION
                                   (UNAUDITED)
                                DECEMBER 31, 1999


                   COSTS INCURRED IN GAS PROPERTY ACQUISITION,
                     EXPLORATION, AND DEVELOPMENT ACTIVITIES

                                                Year Ended December 31
                                                ----------------------

                                                1999                 1998
                                                ----                 ----
Property Acquisition Costs                   $ 1,937,629          $  643,462
                                             ===========          ==========


ESTIMATES OF NATURAL GAS RESERVES


The following estimates of proven developed natural gas reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by an independent petroleum engineer as of December 31, 1999. They do not purport to reflect realizable values or fair market values of the LLC's reserves. The LLC emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proven reserves are estimated reserves of natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of gas to the estimated future production of proven gas reserves, less estimated future expenditures to be incurred in developing and producing the proven reserves, less estimated future severance tax expenses and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
SUPPLEMENTARY INFORMATION (UNAUDITED)
DECEMBER 31, 1999
ESTIMATES OF NATURAL GAS RESERVES

Proven, developed gas reserves (MCF):

January 1, 1999
         Extensions and discoveries                                                         2,154,593
                                                                                ----------------------

         December 31, 1999                                                                  2,154,593
                                                                                ----------------------


Standardized measure of discounted future net cash flows:

         Future cash inflows                                                               $9,675,846
         Future production costs                                                          (5,569,232)
                                                                                ----------------------

         Future net cash flows                                                              4,106,614
         10% annual discount for estimated timing of cash flows                           (1,840,854)
                                                                                ----------------------

Standardized measure of discounted future net cash
         flows  relating to proven gas reserves                                            $2,265,760
                                                                                ----------------------

The following reconciles the change in the standardized measure of discounted future net cash flows for the year ended December 31, 1999:

Beginning of year                                                                                   0

Sale of gas produced, net of production costs                                                    (89)

Extensions, discoveries, and improved recovery
- Less related costs                                                                        2,265,849
                                                                                ----------------------

End of year                                                                                $2,265,760
                                                                                ----------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has nothing to report in this item.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

WOLVERINE ENERGY, L.L.C.

         Wolverine Energy, L.L.C., (i.e.., the Manager) is a Michigan limited liability company which was organized to continue the business of a group of affiliated entities of which Mr. Arbaugh was a 50% equity owner (collectively, the "Prior Manager") and through which Mr. Arbaugh had previously conducted his natural gas investment business. The Manager was formed by Mr. Arbaugh after the reorganization of the business of the Prior Manager and the termination of the activities of the Prior Manager as an organizer of new natural gas development projects. All of the outstanding member's equity of the Manager is owned by Mr. Arbaugh or his affiliates.

         The principal business of the Manager is the design, organization and management of oil and gas investment programs. Since its formation in November 1995, the Manager has served as sole managing trustee and shareholder of one natural gas development investment program organized as a Delaware business trust, and is currently serving as managing interestholder of natural gas well development programs organized as Michigan limited liability companies.

AFFILIATED COMPANIES

         Mr. Arbaugh is an owner of 50% of the equity securities of Wolverine Multi-Vest, a real estate investment company, the principal activity of which is the design, organization and management of real estate investment programs, including "tax shelters;" its principal executive office is at 1111 Michigan Avenue, Suite 301, East Lansing, Michigan 48823; telephone (517) 351-3333.

         Mr. Arbaugh is also an equity investor, though not individually or with any affiliate with a controlling interest, in the following companies:

               MOBILE INFORMATION SERVICES, INC. - pager interface trust company operating in Chicago, Illinois

               WOLVERINE TOWERS, INC. - owner of radio and television transmission tower in Lansing, Michigan

               SUPERBROKERS, INC. - yacht brokerage located in Traverse City, Michigan

EXECUTIVE OFFICERS AND DIRECTORS OF THE MANAGER

         GEORGE H. ARBAUGH, JR., age 59, is the sole manager and CEO of the Manager. Mr. Arbaugh was awarded a bachelors degree in Economics from Michigan State University in 1963. He was sole proprietor of a chain of sporting goods stores in Michigan from 1969 until he sold that business in 1977. From 1977 until 1979, Mr. Arbaugh acted as an independent consultant and sales representative for a major sporting goods manufacturer. Mr. Arbaugh acquired his interest in the Prior Manager in 1978 and was actively engaged in its activities full time from that time until its reorganization in November 1995. Mr. Arbaugh remains actively engaged in the business of the Prior Manager on a less than full-time basis. He is a 42.5% equity owner of the Prior Manager. Mr. Arbaugh has been active in the oil and gas investment business since 1978 for his own account and through investment entities. Mr. Arbaugh formed the Manager in November 1995 and has been actively engaged in its activities full time since then.

         GARY L. FOLTZ, AGE 59, Executive Vice President and Chief Operating Officer. Mr. Foltz has been Executive Vice President and Chief Operating Officer of the Manager since May 1, 1997, and in that capacity his main responsibility is to oversee and manage the operations of the Manager. Mr. Foltz was awarded a Bachelors Degree in Business Administration and a Juris Doctorate Degree in 1968 from the University of Kentucky. Mr. Foltz was employed for two years by the State of Kentucky and for three years by First Kentucky Trust Company, Louisville, Kentucky, as a specialist in personal estate and tax planning. In 1973, Mr. Foltz joined Dooley's, Inc., a developer and operator of restaurants and night clubs in university communities. He was personally involved in the planning and development of four Dooley's units, representing an investment exceeding $5,000,000, and the employment of over 300 employees. In addition to his restaurant experience, Mr. Foltz has served as general partner and manager of various business developments outside the oil and gas industry. Mr. Foltz is also a major stockholder and director of Crystal Computer Corporation in San Jose, California. He is the 100% owner of a hospitality industry consulting company, and investor/developer of several real estate projects.

         J.G. "JOE" KOSTRZEWA, age 58, is the President of the Manager. He is also the founder and sole shareholder of Federated Oil & Gas Properties, Inc. ("Federated"). He began working with Wolverine under contract in June, 1998. On March 31, 1999, he was also appointed to serve as Wolverine's President. Mr. Kostrzewa began his career in 1965 as a CPA, working with Arthur Anderson & Co. in the corporate tax department. In 1972, he joined BDO Seidman as partner-in-charge of the Traverse City, Michigan office. He began working with a number of oil and gas clients, and in 1976, he left BDO Seidman to manage Traverse Corp., an independent oil and gas exploration company. In 1979, Traverse Corp. was sold, and Mr. Kostrzewa then formed his own oil company, which eventually merged with Federated National Resources, Inc., the predecessor to Federated. Federated was formed in 1988. Mr. Kostrzewa is its sole shareholder. Federated has five full time employees. It is a successor to Federated National Resources, Inc. ("FNR"), a publicly traded oil and gas company for which Mr. Kostrzewa served as chairman. FNR was sold in 1988 to Adobe Oil & Gas, a Texas publicly traded company. Federated was formed to continue to operate all Michigan based wells on behalf of Adobe Oil & Gas. Since 1988, Federated expanded to operate many wells in the Michigan Basin, both for its own account and on behalf of other investors. Federated also provides operations oversight for various investor groups in various geographical areas within the United States. Responsibilities include drilling operations, field operations, accounting and administrative activities, and gas marketing and management.

ITEM 10. EXECUTIVE COMPENSATION

         Program A's Operating Agreement requires Program A to pay the Manager certain fees, including a Management Fee equal to 2.5% of the Interestholders' capital contributions, and an administrative cost allowance that will not apply until the Program A begins to receive revenue from production. Actual management fees paid to the Manager by Program A in 1999 were $53,109.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Manager owns 5% of Program A's outstanding Interests.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Program A has purchased all of its natural gas wells from the Manager under a turnkey arrangement. In 1999, Program A paid the Manager $1,937,629 to purchase gas wells. The cost to the Manager of these wells was approximately $1,705,475.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibits listed on the Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference, into this report.

         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                    COMPANY, L.L.C.
                                    BY:  WOLVERINE ENERGY, L.L.C., MANAGER

                                    By: // George H. Arbaugh, Jr.//
                                       --------------------------------------
                                        George H. Arbaugh, Jr., Sole Manager
                                        And Chief Executive Officer

                                        Date: February 21, 2001



         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant in the capacity and on the date indicated.

           Signature                    Title                        Date
           ---------                    -----                        ----

By: //s// George H. Arbaugh, Jr.   Sole Manager,               February 21, 2001
    ----------------------------   Chief Executive Officer and
         George H. Arbaugh Jr.     Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                                    Description
-----------                                    -----------
(3)(i)                Articles of Organization of Program A

                      Articles of Organization of Manager                            Registration Statement
(4)                   Instruments defining rights of security holders
                           - Operating Agreement - Program A

                           - Operating Agreement - Manager                           Registration Statement
(9)                   Voting Trust Agreement                                         N/A
(10)                  Material contracts
                      -        Federated Agreement
                      -        Turnkey Agreement
(11)                  Statement of Computation of per-share earnings                 N/A
(13)                  Annual Report                                                  N/A
(16)                  Letter regarding change in certifying accountant               N/A
(18)                  Letter regarding change in accounting principles               N/A
(19)                  Previously unfiled documents                                   N/A
(22)                  Subsidiaries of Registrant                                     N/A
(23)                  Published report regarding matters submitted to vote           N/A
(24)                  Consent of experts and counsel                                 N/A
(25)                  Power of Attorney                                              N/A
(27)                  Financial Data Schedule