Form 10QSB
period 2000-03-31
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-02-22
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000
                                                  --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from                to
                                                 --------------    -------------

                         Commission file number 33-95156
                                                --------

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
          -------------------------------------------------------------
              (Exact name of small business issuer in its charter)

          Michigan                                    38-3435348 (Program A)
-------------------------------                ---------------------------------
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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         In the following materials, "Program A" and "LLC" both refer to Wolverine Energy 1998-1999(A) Development Company, L.L.C. and "the Manager" and "WELLC" both refer to Wolverine Energy, L.L.C.

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                                BALANCE SHEET
                                                          3/31/99          3/31/00          Variance          12/31/99*
                                                       ------------     ------------      ------------      ------------
                  ASSETS

CURRENT ASSETS
     Cash                                              $     24,269     $    168,192      $    143,923      $    410,928
     Accounts Receivable                                         --            1,372             1,372            10,624
                                                       ------------     ------------      ------------      ------------

                       Total Current Assets                  24,269          169,564           145,295           421,552

PROPERTY AND EQUIPMENT
     Wells and related equipment and
     facilities                                             715,362        2,581,091         1,865,729         2,581,091

     Accumulated Depreciation                                    --           (8,370)           (8,370)             (535)
                                                       ------------     ------------      ------------      ------------

                        Net Carrying Amount                 715,362        2,572,721         1,857,359         2,580,556

                                                       ------------     ------------      ------------      ------------
                               TOTAL ASSETS            $    739,631     $  2,742,285      $  2,002,654      $  3,002,108
                                                       ============     ============      ============      ============

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
     Accounts Payable
                              Related Party            $     23,050     $    173,993      $    150,943      $    328,583
                        Accrued commissions                   1,050               --            (1,050)           96,876
                                                       ------------     ------------      ------------      ------------

                  Total Current Liabilities                  24,100          173,993           149,893           425,459

Members' Equity                                             715,531        2,568,292         1,852,761         2,576,649

                                                       ------------     ------------      ------------      ------------
                          TOTAL LIABILITIES
                        AND MEMBERS' EQUITY            $    739,631     $  2,742,285      $  2,002,654      $  3,002,108
                                                       ============     ============      ============      ============

* Condensed from audited financial statements.

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                              STATEMENT OF OPERATIONS
                                                        FOR THE THREE MONTHS ENDED MARCH 31

                                                     1999              2000            Variance
                                                 ------------      ------------      ------------
REVENUE
         Natural Gas Sales                       $         --      $        418      $        418
         Interest Income                                  307             2,759             2,452
                                                 ------------      ------------      ------------

                       Total revenue                      307             3,177             2,870
EXPENSES
         Well Operating Fees                               --               919               919
         Professional fees                              2,250             2,729               479
         General and Administrative                    10,743             7,886            (2,857)
                                                 ------------      ------------      ------------

                      Total expenses                   12,993            11,534            (1,459)

                                                 ------------      ------------      ------------
NET LOSS                                         $    (12,686)     $     (8,357)     $      4,329
                                                 ============      ============      ============

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                           STATEMENT OF CASH FLOWS
                                                                     FOR THE THREE MONTHS ENDED MARCH 31

                                                           1999              2000            Variance         Cumulative
                                                       ------------      ------------      ------------      ------------
Cash Flows from Operating Activity
     Cash received from customers                      $         --      $      9,670      $      9,670      $     10,554
     Cash paid to suppliers and related party               (12,993)           (3,699)            9,294           (91,821)
     Interest received                                          307             2,759             2,452             5,643
                                                       ------------      ------------      ------------      ------------

       Net cash provide by (used in)
       operating activities                                 (12,686)            8,730            21,416           (75,624)

Cash Flows from Investing Activities
     Advances on wells in process                           (48,850)               --            48,850        (2,252,508)

Cash Flows from Financing Activities
     Capital contributions from members                      94,500                --           (94,500)        2,948,912
     Syndication costs paid                                 (37,875)          (96,876)          (59,001)         (297,998)
     Repayment of short-term loan from
     related party                                          (42,408)         (154,590)         (112,182)         (154,590)
                                                       ------------      ------------      ------------      ------------

       Net cash provided by (used in)
       financing activities                                  14,217          (251,466)         (265,683)        2,496,324
                                                       ------------      ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                 (47,319)         (242,736)         (195,417)          168,192

Cash and Cash Equivalents
       Beginning of Period                                   71,588           410,928           339,340                --
                                                       ------------      ------------      ------------      ------------

       End of Period                                   $     24,269      $    168,192      $    143,923      $    168,192
                                                       ============      ============      ============      ============

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy 1998-1999(A) Development Company, L.L.C. (the LLC) was organized on May 30, 1998 under the laws of the State of Michigan to engage in oil and gas exploration, drilling, production and sales of natural gas at properties located throughout the United States. During 1999, the LLC advanced monies for re-completion at properties located in Kansas. In the first quarter of 2000, work was completed on the wells and efforts began to tie the wells in to production.

         Cash and Cash Equivalents - The LLC considers all liquid investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

         Turnkey Agreements - The LLC enters into contracts with the Manager to drill oil and gas wells. Under the terms of the contracts, the Manager manages the drilling of the wells and the LLC pays a fixed cost per well working interest. The LLC advances funds to the Manager in order to finance the drilling activity.

         Wells in Process - The LLC uses the successful efforts method of accounting for its oil and gas working interests. Costs to acquire the working interest, which include the LLC's proportionate share of acquisition, drilling and completion costs, are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the unit of production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

         Income Taxes - No provision for Federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the members in their respective Federal income tax returns.

         Fair Value of Financial Instruments - The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying value in the financial statements due to the short maturity of such instruments.

         Syndication - Costs and expenses incurred by the LLC in connection with syndication have been charged to members' equity.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - STATUS OF WELLS IN PROCESS

         As of December 31, 1999, approximately 70 percent of the wells the LLC owns an interest in were drilled, with the remaining 30 percent being completed during the first three months of 2000. The wells are connected to a pipeline that is experiencing mechanical restraints and capacity limitations that affect the amount of gas that can flow from the wells. Subsequent to December 31, 1999, the Manager began negotiations to acquire the pipeline.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The LLC acquires working interests in oil and gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement provides that investor interest holders pay approximately 95 percent of the cost of acquiring the working interests and the Manager pays the remaining five percent of such costs. Intangible drilling costs are allocated 100 percent to the investor interest holders. Net profits from sales of production are allocated approximately 90 percent to the investor interest holders and 10 percent to the Manager; until such time that the investor interest holders have recovered their investment in the LLC. Thereafter, net profits are allocated approximately 70 percent to the investor interest holders and 30 percent to the Manager.

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. Of this amount, $173,993 and $23,050, respectively, is included in accounts payable at March 31, 2000 and 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of two and one-half percent from the investor interest holder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $53,109 in management fees.

NOTE 4 - CASH FLOWS

         During 1999, the LLC acquired working interests in oil and gas wells that were still in process at year-end. Accounts payable includes $173,993 and $23,050, respectively, at March 31, 2000 and 1999.

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                             BALANCE SHEET - MARCH 31
                                                       ------------------------------------------------------------------

                                                           2000              1999            Variance          12/31/99*
                                                       ------------      ------------      ------------      ------------
                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $    126,367      $    245,124      $   (118,757)     $    584,002
    Accounts receivable:
       Related entities                                     915,999           107,400           808,599           945,997
       Other                                                140,766            24,125           116,641            32,067
    Working interests held for resale                     1,147,972           818,209           329,763           853,656
    Prepaid expenses                                          7,538            33,415           (25,877)           22,130
                                                       ------------      ------------      ------------      ------------

                      Total current assets                2,338,642         1,228,273         1,110,369         2,437,852

EQUIPMENT
     Office equipment                                        39,849            60,112           (20,263)           70,507
     Accumulated depreciation                               (23,037)          (41,336)           18,299           (58,430)
                                                       ------------      ------------      ------------      ------------

                        Total fixed assets                   16,812            18,776            (1,964)           12,077

INVESTMENTS IN RELATED ENTITIES                           1,227,241         1,106,296           120,945         1,212,698
OTHER ASSETS, NET                                             2,287             8,976            (6,689)            3,980
                                                       ------------      ------------      ------------      ------------

                              Total assets             $  3,584,982      $  2,362,321      $  1,222,661      $  3,666,607
                                                       ============      ============      ============      ============

     LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
    Line of credit                                     $    325,000      $    325,000      $         --      $    325,000
    Current portion of long-term debt                       107,500           305,067          (197,567)          307,500
    Accounts payable:
       Trade                                                177,224           101,504            75,720           220,645
       Operators                                          1,533,760         1,200,763           332,997         1,519,385
       Related party                                                           27,095           (27,095)            3,009
       Other                                                    839            11,969           (11,130)               --
    Accrued expenses                                          2,766             9,498            (6,732)           10,611
                                                       ------------      ------------      ------------      ------------

                 Total current liabilities                2,147,089         1,980,896           166,193         2,386,150

LONG-TERM DEBT                                              522,959           406,510           116,449           343,351

MEMBER'S EQUITY (DEFICIT)                                   914,934           (25,085)          940,019           937,106
                                                       ------------      ------------      ------------      ------------
            Total liabilities and member's
            equity (deficit)                           $  3,584,982      $  2,362,321      $  1,222,661      $  3,666,607

* Condensed from audited financial statements

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                             Statement of Operations
                                                       For the three months ended March 31
                                                 ------------------------------------------------
                                                     2000              1999            Variance
                                                 ------------      ------------      ------------
REVENUE
         Turnkey revenue                         $    568,030      $     81,900      $    486,130
         Management fees                               16,051             4,500            11,551
         Other income                                     173             1,744            (1,571)
                                                 ------------      ------------      ------------
                       Total revenue                  584,254            88,144           496,110

EXPENSES
         Cost of sales                                500,028            58,970           441,058
         General and administrative                   373,730           369,833             3,897
                                                 ------------      ------------      ------------
                      Total expenses                  873,758           428,803           444,955
                                                 ------------      ------------      ------------

NET LOSS                                         $   (289,504)     $   (340,659)     $     51,155
                                                 ============      ============      ============

                            WOLVERINE ENERGY, L.L.C.
                         FINANCIAL NOTES AND DISCUSSION

                                                                               Statement of Cash Flows
                                                                         For the three months ended March 31
                                                                 ------------------------------------------------
                                                                     1999              2000            Variance
                                                                 ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Cash received from customers and related parties            $    653,655      $    505,553      $   (148,102)
     Cash paid to operators, employees and suppliers                 (449,398)       (1,189,342)         (739,944)
                                                                 ------------      ------------      ------------

           Net cash provided by (used in) operating
           activities                                                 204,257          (683,789)         (888,046)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                               (599)           (6,243)           (5,644)
     Cash paid for investment in LLCs                                      --           (14,543)          (14,543)
                                                                 ------------      ------------      ------------

           Net cash used in investing activities                         (599)          (20,786)          (20,187)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                       (19,770)          (20,392)             (622)
     Contributions from Member                                             --           267,332           267,332
     Distributions to Member                                         (392,805)               --           392,805
                                                                 ------------      ------------      ------------

           Net cash provided by (used in) financing
           activities                                                (412,575)          246,940           659,515
                                                                 ------------      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (208,917)         (457,635)         (248,718)

CASH AND CASH EQUIVALENTS
     Beginning of Period                                              454,041           584,002           129,961
                                                                 ------------      ------------      ------------

     End of Period                                               $    245,124      $    126,367      $   (118,757)
                                                                 ============      ============      ============

                            WOLVERINE ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interest has been impaired. If impairment exists, recording an impairment allowance recognizes a loss. Abandonments of working interests held for resale are charged to expense. As of March 31, 2000 no reserve for impairment has been recorded.

         Investments in Related Entities - Investments in related entities are accounted for under the equity method since WELLC has significant influence over the management of these entities. WELLC is the manager of the oil and gas entities and makes initial capital contributions in accordance with provisions in the respective placement memorandum or prospectus governing the activities of the particular entity. Income or losses are allocated to the investment accounts according to WELLC's ownership interest in the entities. Distributions received are deducted from the investment accounts.

         Turnkey Agreements - WELLC enters into contracts with affiliated entities to sell them oil and gas working interests under turnkey drilling agreements. Under the terms of the agreements, the entities pay a fixed price for acquisition, drilling and completion costs and receive working interests in the wells. WELLC agrees to monitor the well operators' obligation to conduct the drilling and completion of each well. Turnkey revenue is recognized when the related services have been performed (working interests have been sold) and substantially all future obligations have been settled.

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at March 31, 2000 and 1999, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

         Management Fees - In connection with the organization and offering stage of related oil and gas entities, WELLC may receive a management fee, an organizational and offering cost allowance and/or an organizational fee. Fees and cost allowances are credited to income as earned.

         Equipment - Equipment is recorded at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred.

         Income Taxes - No provision for Federal income taxes has been included in the financial statements since all income and expenses of WELLC are allocated to the member in his respective Federal income tax return.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - AFFILIATED OIL AND GAS ENTITIES

         WELLC sponsors the formation of entities, typically limited liability corporations, for the purpose of conducting oil and gas exploration, development and production activities on oil and gas properties. WELLC serves as manager of these entities and, as such, has full and exclusive discretion in the management and control. The turnkey drilling and operating agreements that WELLC enters into with the entities provide that the entities pay for the drilling costs of the wells at an agreed upon price per well. Profits from oil and gas properties are allocated based on the working interest ownership percentage of the properties.

         WELLC holds the following investment interest in the following entities:

                                                                 2000        1999
                                                                ------      ------
         Wolverine Antrim Development 1995, L.L.C                 18.9%       18.9%
         Wolverine Antrim Development 1996-1, L.L.C               12.8%       12.8%
         Wolverine Antrim Development 1996-2, L.L.C               14.5%       14.5%
         Wolverine Antrim Development 1997-1, L.L.C               14.8%       14.8%
         Wolverine Antrim Development 1997-2, L.L.C               14.5%       14.5%
         Wolverine Antrim Development 1998-1, L.L.C               12.5%       12.5%
         Wolverine Energy 1998-1999(A)Development
                  Company, L.L.C                                  10.0%       10.0%
         Wolverine Antrim Development 1999-1, L.L.C               11.5%       11.5%

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at one and one-half percent above the New York Citibank prime rate. WELLC's credit limit is $325,000. The member guarantees the line of credit.

NOTE 4 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                                                         2000           1999
                                                                                      ----------     ----------
         Notes payable to unrelated parties due in monthly installments of
         $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain
         investments of the Company and is guaranteed by the member                   $  200,000     $  200,000

         Note payable to an unrelated company due in monthly interest payments of $3,083 at a rate of prime plus 10 percent. The note is
         collateralized by all assets of the Company and is guaranteed by the
         member                                                                          200,000        200,000

         Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95 percent. The note is collateralized by
         equipment                                                                         5,549         11,667

         Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus one and one-half percent. The note is collateralized by all assets of the Company and is guaranteed by the
         member                                                                          224,910        299,910

         Total                                                                        $  630,459     $  711,577

         Less current portion                                                            107,500        305,067

         Long-term portion                                                            $  522,959     $  406,510

NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties. During the first quarter of 2000 and 1999, WELLC earned turnkey revenue from related entities in the amount of $568,030 and $81,900, respectively. The balance of turnkey revenues and allocated expenses owed to WELLC included in accounts receivable at March 31, 2000 and 1999 totaled $915,999 and $107,400, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of March 30, 2000, WELLC currently has one offering it is soliciting with a maximum investor contribution limit of $7,000,000. WELLC is required to match every capital contribution from an investor with a capital contribution of one and one-half percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $105,000 in limited company memberships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                PROGRAM A - FOR THE PERIOD ENDING MARCH 31, 2000

FINANCIAL CONDITION

         Liquidity and Capital Resources - As a passive investment entity, Program A does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital, which it invests in relatively illiquid fractional working interests in natural gas well development projects. Program A engaged minimally in operations during the three months ending March 31, 2000 and recognized minimal cash flows during the period. Program A's cash flow during the period was derived from operating activities and interest income and outflows for administrative expenses. Program A will, in the future, generate additional liquidity from operations after additional wells are connected to the pipeline and the mechanical constraints on the pipeline are resolved. Program A has no commitments to receive a lending facility from which it could borrow funds to provide additional liquidity in the future.

RESULTS OF OPERATIONS

         Program A is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the three months ending March 31, 2000, income and expenses were recognized from initial operations. The level of revenues from operations will increase as additional wells are tied in to the sales pipeline and as mechanical restraints are removed from the pipeline. The level of revenues from operations of Program A will be closely tied to the level of prices for natural gas deliveries and price levels generally. However, the levels of operating expenses related to production of natural gas from wells in which Program A owns a fractional interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Program A is indirectly engaged exclusively in the development and operation of natural gas wells as an owner of fractional working interests therein. Such wells are developed and operated by unaffiliated parties who have primary responsibility for and control of the production and marketing of natural gas therefrom. Program A is, therefore, entirely subject to fluctuations in the value of its share of the natural gas production from such wells, which are reflective of the greater market for natural gas and the cost of transportation thereof. Various factors beyond the control of Program A will affect prices of gas and natural gas liquids, including but not limited to, the worldwide supply of gas, political instability or armed conflict in gas-producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, the availability of and proximity to pipelines and changes in existing Federal regulations and price controls. Prices for gas have historically fluctuated greatly and markets for gas and natural gas liquids continue to be volatile. The generally unsettled nature of energy markets makes it particularly difficult to estimate future prices of gas and any assumptions about future prices may prove inaccurate.

               THE MANAGER - FOR THE PERIOD ENDING MARCH 31, 2000

RESULTS OF OPERATIONS

         Net loss for the first quarter of 2000 was $289,504 as compared to $427,741 for the first quarter of 1999. Although turnkey revenues have risen substantially, cost of goods sold has risen disproportionately. This is because well interests for new projects are located in a very active area with resultant higher costs.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore the Manager has not recognized a meaningful level of profits from its interests in such programs.

         Total turnkey expenses and related costs increased 748 percent ($441,058) while turnkey revenues have increased only 594 percent ($486,130) resulting in a decrease in profit margin to 11.97 percent from 28.00 percent. General and administrative expense increased 1.05 percent, reflecting the higher level of capital raising through affiliated natural gas investment programs and the cumulative effect on the level of administrative efforts of the new capital to the capital already under management.

WORKING INTERESTS HELD FOR RESALE

         Historically high prices for natural gas have piqued investor interest in direct investment in natural gas development. The Manager's sales for the first three months of the year are at record levels. In anticipation of the continuation of this trend, the Manager has acquired a significant acreage position in the Wyoming Powder River Basin to ensure availability of product through 2002.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES

         There have been no material changes in the rights of Program A's outstanding Interestholders. There have been no sales of securities in Program A that were not registered under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Nothing to report.

ITEM 5.  OTHER INFORMATION

         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibits listed on the Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference, into this Report.

         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                   COMPANY, L.L.C.
                                   BY:  WOLVERINE ENERGY, L.L.C., MANAGER

                                   By:  /s/ George H. Arbaugh, Jr.
                                      ------------------------------------------
                                        George H. Arbaugh, Jr., Sole manager
                                        And Chief Executive Officer

                                   Date: February 21, 2001

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                                                    CROSS-REFERENCE
-----------           -----------                                                    ---------------

2                     Plan of acquisition, etc.                                      N/A

3.1                   Articles of Organization of Program A                          10-KSB (12/99)

3.2                   Articles of Organization of Manager                            Registration Statement

                      Instruments defining rights of security holders

4.1                   (Operating Agreement - Program A)                              10-KSB (12/99)

4.2                   (Operating Agreement - Manager)                                Registration Statement

11                    Statement of Computation of per-share earnings                 N/A

18                    Letter regarding change in accounting principles               N/A

19                    Previously unfiled documents                                   N/A

20                    Reports furnished to security holders                          N/A

23                    Published report regarding matters submitted to vote           N/A

24                    Consent of experts and counsel                                 N/A

25                    Power of Attorney                                              N/A

27                    Financial Data Schedule