Form 10QSB
period 2000-06-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-02-22
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2000
                                                  -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from            to
                                                 -----------  -----------

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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                             BALANCE SHEET
                                                     ---------------------------------------------------------------
                                                        6/30/99          6/30/00         Variance        12/31/99*
                                                     -------------   -------------    -------------    -------------
                          ASSETS
CURRENT ASSETS
    Cash                                             $      69,850   $       2,667    $     (67,183)   $     410,928
    Accounts Receivable                                         --           1,250            1,250           10,624
                                                     -------------   -------------    -------------    -------------
                    Total Current Assets                    69,850           3,917          (65,933)         421,552

PROPERTY AND EQUIPMENT
    Wells and related equipment and
    facilities                                                  --       2,581,091        2,581,091        2,581,091
    Wells in progress                                    1,022,942                       (1,022,942)
    Accumulated Depreciation                                    --         (16,206)         (16,206)            (535)
                                                     -------------   -------------    -------------    -------------
                     Net Carrying Amount                 1,022,942       2,564,885        1,541,943        2,580,556
                                                     -------------   -------------    -------------    -------------
                            TOTAL ASSETS             $   1,092,792   $   2,568,802    $   1,476,010    $   3,002,108
                                                     =============   =============    =============    =============

               LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
    Accounts Payable
                           Related Party             $      59,320   $      58,065    $      (1,255)   $     328,583
                     Accrued commissions                    10,140              --          (10,140)          96,876
                                                     -------------   -------------    -------------    -------------
               Total Current Liabilities                    69,460          58,065          (11,395)         425,459

Members' Equity                                          1,023,332       2,510,737        1,487,405        2,576,649
                                                     -------------   -------------    -------------    -------------
                       TOTAL LIABILITIES
                     AND MEMBERS' EQUITY             $   1,092,792   $   2,568,802    $   1,476,010    $   3,002,108
                                                     =============   =============    =============    =============

* Condensed from audited financial statements

                  WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                            STATEMENT OF OPERATIONS
                                                                       FOR THE SIX MONTHS ENDED JUNE 30
                                                               -----------------------------------------------
                                                                   1999             2000            Variance
                                                               -------------    -------------    -------------
REVENUE
         Natural Gas Sales                                     $       2,602    $          --    $       2,602
         Interest Income                                               2,804              618            2,186
                                                               -------------    -------------    -------------
                                      Total revenue                    5,406              618            4,788
EXPENSES
         Well Operating Fees                                           3,154               --            3,154
         Professional Fees                                             2,729           10,000           (7,271)
         General and Administrative                                   15,738           10,700            5,038
         Insurance and Other                                              --              833             (833)
                                                               -------------    -------------    -------------
                                     Total expenses                   21,621           21,533               88
                                                               -------------    -------------    -------------
NET LOSS                                                       $     (16,215)   $     (20,915)   $       4,700
                                                               =============    =============    =============

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION


                                                                  STATEMENT OF OPERATIONS
                                                            FOR THE THREE MONTHS ENDED JUNE 30
                                                     -----------------------------------------------
                                                         1999             2000            Variance
                                                     -------------    -------------    -------------
REVENUE
        Natural Gas Sales                            $          --    $       2,184    $      (2,184)
        Interest Income                                        311               45              266
                                                     -------------    -------------    -------------
                                 Total revenue                 311            2,229           (1,918)
EXPENSES
        Well Operating Fees                                     --            2,235           (2,235)
        Professional fees                                    7,750               --            7,750
        General and Administrative                             (43)           7,852           (7,895)
        Insurance and Other                                    833               --              833
                                                     -------------    -------------    -------------
                                Total expenses               8,540           10,087           (1,547)
                                                     -------------    -------------    -------------
NET LOSS                                             $      (8,229)   $      (7,858)   $        (371)
                                                     =============    =============    =============

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION


                                                                             STATEMENT OF CASH FLOWS
                                                                       FOR THE SIX MONTHS ENDED JUNE 30

                                                         1999              2000           Variance       Cumulative
                                                     -------------    -------------    -------------    -------------
Cash Flows from Operating Activity
     Cash received from customers
                                                     $          --    $      11,976    $      11,976    $      12,860
     Cash paid to suppliers and related party
                                                           (21,533)          (5,950)          15,583          (94,072)
     Interest received                                         618            2,804            2,186            5,688
                                                     -------------    -------------    -------------    -------------

         Net cash provide by (used in)
         operating activities                              (20,915)           8,830           29,745          (75,524)

Cash Flows from Investing Activities
     Advances on wells in process                         (320,160)              --          320,160       (2,252,508)

Cash Flows from Financing Activities
     Capital contributions
         from Members                                      449,400               --         (449,400)       2,948,912
     Syndication costs paid                                (67,655)         (96,876)         (29,221)        (297,998)
     Distribution to members                                    --          (49,697)         (49,697)         (49,697)
     Repayment of short-term loan from
         related party                                     (42,408)        (270,518)        (228,110)        (270,518)
                                                     -------------    -------------    -------------    -------------
        Net cash provided by (used in)
        financing activities                               339,337         (417,091)        (756,428)       2,330,699
                                                     -------------    -------------    -------------    -------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                                 (1,738)        (408,261)        (406,523)           2,667

Cash and Cash Equivalents
          Beginning of Period                               71,588          410,928          339,340                0
                                                     -------------    -------------    -------------    -------------
          End of Period                              $      69,850    $       2,667    $     (67,183)   $       2,667
                                                     =============    =============    =============    =============

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. Of this amount, $58,065 and $59,320, respectively, is included in accounts payable at June 30, 2000 and 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of two and one-half percent from the investor interest holder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $53,109 in management fees.

NOTE 4 - CASH FLOWS

         During 1999, the LLC acquired working interests in oil and gas wells that were still in process at year-end. Accounts payable includes $58,065 and $59,320 respectively, at June 30, 2000 and 1999.

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                                     BALANCE SHEET - JUNE 30
                                                               ----------------------------------------------------------------
                                                                    2000             1999          Variance         12/31/99*
                                                               -------------    -------------    -------------    -------------
                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $     120,507    $     202,952    $     (82,445)   $     584,002
    Accounts receivable:
       Related entities                                            1,829,251          164,464        1,664,787          945,997
       Other                                                         140,766          360,898         (220,132)          32,067
    Working interests held for resale
                                                                   1,147,972          246,258          901,714          853,656
    Current portion of member note
       receivable                                                         --           79,000          (79,000)              --
    Prepaid expenses                                                   7,538           66,515          (58,977)          22,130
                                                               -------------    -------------    -------------    -------------
TOTAL CURRENT ASSETS                                               3,246,034        1,120,087        2,125,947        2,437,852
EQUIPMENT
    Office equipment                                                  39,849           65,414          (25,565)          70,507
    Accumulated depreciation                                         (26,149)         (43,336)          17,187          (58,430)
                                                               -------------    -------------    -------------    -------------
TOTAL FIXED ASSETS                                                    13,700           22,078           (8,378)          12,077
MEMBER NOTE RECEIVABLE                                                    --          156,000         (156,000)              --
INVESTMENTS IN RELATED ENTITIES
                                                                   1,341,818        1,152,094          189,724        1,212,698
OTHER ASSETS, NET                                                      1,430            7,611           (6,181)           3,980
                                                               -------------    -------------    -------------    -------------
TOTAL ASSETS                                                   $   4,602,982    $   2,457,870    $   2,145,112    $   3,666,607
                                                               =============    =============    =============    =============

                  LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
     Line of credit                                            $     325,000    $     325,000              $--    $     325,000
     Current portion of long-term debt
                                                                     107,500          305,067         (197,567)         307,500
     Accounts payable:
        Trade                                                        205,698          122,368           83,330          220,645
        Operators                                                  3,011,182        1,111,357        1,899,825        1,519,385
        Related party                                                     --            9,518           (9,518)           3,009
        Other                                                          3,150           12,697           (9,547)              --
     Accrued expenses                                                  2,766           22,596          (19,830)          10,611
                                                               -------------    -------------    -------------    -------------
TOTAL CURRENT LIABILITIES                                          3,655,296        1,908,603        1,746,693        2,386,150
LONG-TERM DEBT                                                       502,908          386,347          116,561          343,351
MEMBER'S EQUITY                                                      444,778          162,920          281,858          937,106
                                                               -------------    -------------    -------------    -------------
Total liabilities and member's equity                          $   4,602,982    $   2,457,870    $   2,145,112    $   3,666,607
                                                               =============    =============    =============    =============


* Condensed from audited financial statements

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION


                                                        STATEMENT OF OPERATIONS
                                                   FOR THE SIX MONTHS ENDED JUNE 30
                                           -----------------------------------------------
                                               2000              1999          Variance
                                           -------------    -------------    -------------
REVENUE
         Turnkey revenue                   $   2,608,374    $     904,992    $   1,703,382
         Management fees                          38,967           51,638          (12,671)
         Other income                                190            6,222           (6,032)
                                           -------------    -------------    -------------
TOTAL REVENUE                                  2,647,531          962,852        1,684,679

EXPENSES
         Cost of sales                         2,065,976          648,970        1,417,006
         General and administrative            1,232,134          798,680          433,454
                                           -------------    -------------    -------------
TOTAL EXPENSES                                 3,298,110        1,447,650        1,850,460

NET LOSS                                        (650,579)        (484,798)        (165,781)
                                           =============    =============    =============

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION



                                                         STATEMENT OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED JUNE 30
                                           -----------------------------------------------
                                               2000              1999           Variance
                                           -------------    -------------    -------------
REVENUE
         Turnkey revenue                   $   2,040,344    $     823,092    $   1,217,252
         Management fees                          22,916           47,138          (24,222)
         Other income                                 17            4,478           (4,461)
                                           -------------    -------------    -------------
TOTAL REVENUE                                  2,063,277          874,708        1,188,569

EXPENSES
         Cost of sales                         1,565,948          590,000          975,948
         General and administrative              858,404          428,847          429,557
                                           -------------    -------------    -------------
TOTAL EXPENSES                                 2,424,352        1,018,847        1,405,505

NET LOSS                                   $    (361,075)   $    (144,139)   $    (216,936)
                                           =============    =============    =============

                            WOLVERINE ENERGY, L.L.C.
                         FINANCIAL NOTES AND DISCUSSION


                                                                     STATEMENT OF CASH FLOWS
                                                                 FOR THE SIX MONTHS ENDED JUNE 30

                                                              1999             2000            Variance
                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers and related
     parties                                              $     899,526    $   1,655,578    $     756,052
     Cash paid to operators, employees and
     suppliers                                               (1,044,120)      (2,107,162)      (1,063,042)
                                                          -------------    -------------    -------------

           Net cash used in operating activities
                                                               (144,594)        (451,584)        (306,990)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                       (5,901)            (599)           5,302
     Cash paid for investment in LLCs
                                                                     --         (129,120)        (129,120)
                                                          -------------    -------------    -------------

           Net cash used in investing activities
                                                                 (5,901)        (129,719)        (123,818)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                 (39,933)         (40,443)            (510)
     Contributions from Member                                       --          267,332          267,332
     Distributions to Member                                    (60,661)        (109,081)         (48,420)
                                                          -------------    -------------    -------------

           Net cash provided by (used in)
           financing activities                                (100,594)         117,808          218,402

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                               (251,089)        (463,495)        (212,406)

CASH AND CASH EQUIVALENTS
     Beginning of Period                                        454,041          584,002          129,961
                                                          -------------    -------------    -------------

     End of Period                                        $     202,952    $     120,507    $     (82,445)
                                                          =============    =============    =============

                            WOLVERINE ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

         Note 1 - Nature of Business and Significant Accounting Policies Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interest has been impaired. If impairment exists, recording an impairment allowance recognizes a loss. Abandonments of working interests held for resale are charged to expense. As of June 30, 2000 no reserve for impairment has been recorded.

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

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at June 30, 2000 and 1999, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

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

         WELLC holds the following investment interest in the following entities:

                                                              2000             1999
         Wolverine Antrim Development 1995, L.L.C.            18.9%           18.9%
         Wolverine Antrim Development 1996-1, L.L.C.          12.8%           12.8%
         Wolverine Antrim Development 1996-2, L.L.C.          14.5%           14.5%
         Wolverine Antrim Development 1997-1, L.L.C.          14.8%           14.8%
         Wolverine Antrim Development 1997-2, L.L.C.          14.5%           14.5%
         Wolverine Antrim Development 1998-1, L.L.C.          12.5%           12.5%
         Wolverine Energy 1998-1999(A) Development
                  Company, L.L.C.                             10.0%           10.0%
         Wolverine Antrim Development 1999-1, L.L.C.          11.5%           11.5%
         Wolverine Development Spotted Horse
                  Prospect #1, L.L.C,                          5.0%

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at one and one-half percent above the New York Citibank prime rate. WELLC's credit limit is $325,000. The member guarantees the line of credit.

NOTE 4 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                                                      2000               1999
                                                                                      ----               ----
         Notes payable to unrelated parties due in monthly installments of
         $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain investments of the Company and is guaranteed by the member.
                                                                                      $200,000          $200,000

         Note payable to an unrelated company due in monthly interest payments of $3,083 at a rate of prime plus 10 percent. The note is
         collateralized by all assets of the Company and is guaranteed by the member.
                                                                                       200,000           200,000

         Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95 percent. The note is collateralized by equipment.
                                                                                         4,248            10,254

         Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus one and one-half percent. The note is collateralized by all assets of the Company and is guaranteed by the member.
                                                                                       206,160           281,160

         Total                                                                        $610,408          $691,414

         Less current portion                                                          107,500           305,067

         Long-term portion                                                            $502,908          $386,347


NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties. During the first two quarters of 2000 and 1999, WELLC earned turnkey revenue from related entities in the amount of $2,608,374, and $904,992, respectively. The balance of turnkey revenues and allocated expenses owed to WELLC included in accounts receivable at June 30, 2000 and 1999 totaled $1,829,251 and $164,464, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of June 30, 2000, WELLC has two offerings it is soliciting with a combined maximum investor contribution limit of $9,100,000. WELLC is required to match every capital contribution from an investor with a capital contribution ranging from one and one-half to five percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $210,000 in limited company memberships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


                 PROGRAM A - FOR THE PERIOD ENDING JUNE 30, 2000

FINANCIAL CONDITION

         Liquidity and Capital Resources - As a passive investment entity, Program A does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital, which it invests in relatively illiquid fractional working interests in natural gas well development projects. Program A engaged minimally in operations during the six months ending June 30, 2000 and recognized minimal cash flows during the period. Program A's cash flow during the period was derived from operating activities and interest income and outflows for administrative and operating expenses. Program A will, in the future, generate additional liquidity from operations after additional wells are connected to the pipeline and the mechanical constraints on the pipeline are resolved. Program A has no commitments to provide it with a lending facility from which it could borrow funds to provide additional liquidity in the future.

RESULTS OF OPERATIONS

         Program A is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the six months ending June 30, 2000, income and expenses were recognized from initial operations. The level of revenues from operations will increase as additional wells are tied in to the sales pipeline and as mechanical restraints are removed from the pipeline. The level of revenues from operations of the registrant will be closely tied to the level of prices for natural gas deliveries and price levels generally. However, the levels of operating expenses related to production of natural gas from wells in which the registrant owns a fractional interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

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


                THE MANAGER - FOR THE PERIOD ENDING JUNE 30, 2000

RESULTS OF OPERATIONS

         Net loss for the first half of 2000 was $650,579 as compared to $484,798 for the first half of 1999. Although turnkey revenues have risen substantially, cost of goods sold has risen disproportionately. This is because well interests for new projects are located in a very active area with resultant higher costs.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore the Manager has not recognized a meaningful level of profits from its interests in such programs.

         Total turnkey expenses and related costs increased 218 percent ($1,417,006) while turnkey revenues have increased only 188 percent ($1,703,382) resulting in a decrease in profit margin to 20.79 percent from 28.29 percent. General and administrative expense increased 54.27 percent, reflecting the higher level of capital raising through affiliated natural gas investment programs and the cumulative effect on the level of administrative efforts of the new capital to the capital already under management.

WORKING INTERESTS HELD FOR RESALE

         Historically high prices for natural gas have piqued investor interest in direct investment in natural gas development. The Manager's sales for the first half of the year are at record levels. In anticipation of the continuation of this trend, the company has acquired a significant acreage position in the Wyoming Powder River Basin to ensure availability of product through 2002.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         On June 8, 2000, the Manager entered into a Consent Agreement with the State of Ohio Department of Commerce, Division of Securities, under which it agreed on behalf of the registrant to cease and desist from the sale of securities that are not registered with the State of Ohio unless they are exempt securities or sold in an exempt transaction, as required by R.C. Section 1707.44(C)(i).

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

                                     WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                     COMPANY, L.L.C.
                                     BY:  WOLVERINE ENERGY, L.L.C., MANAGER

                                     By:    /s/George H. Arbaugh, Jr.
                                         -------------------------------------
                                         George H. Arbaugh, Jr., Sole manager
                                         And Chief Executive Officer

                                     Date: February 21, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION                                                   CROSS REFERENCE
-------               -----------                                                   ---------------
 2                    Plan of acquisition, etc.                                      N/A
 3.1                  Articles of Organization of Program A                          10-KSB (12/99)
 3.2                  Articles of Organization of Manager                            Registration Statement
                      Instruments defining rights of security holders
                       (Operating Agreement - Program A)
 4.1                   (Operating Agreement - Manager)                               10-KSB (12/99)
 4.2                                                                                 Registration Statement
11                    Statement of Computation of per-share earnings                 N/A
18                    Letter regarding change in accounting principles               N/A
19                    Previously unfiled documents                                   N/A
20                    Reports furnished to security holders                          N/A
23                    Published report regarding matters submitted to vote           N/A
24                    Consent of experts and counsel                                 N/A
25                    Power of Attorney                                              N/A
27                    Financial Data Schedule