Form 10QSB
period 2000-09-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-02-22
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000
                                         ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from           to
                                         --------     ---------

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
          -------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             Michigan                             38-3435348 (Program A)
   ------------------------------            ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                           -------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            In the following materials, "Program A" and "LLC" both refer to Wolverine Energy 1998-1999(A) Development Company, L.L.C. and "the Manager" and "WELLC" both refer to Wolverine Energy, L.L.C.

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                     FINANCIAL STATEMENT, NOTES & DISCUSSION

                                                                       Balance Sheet
                                               -------------------------------------------------------------------
                                                 9/30/99           9/30/00            Variance          12/31/99*
                                               -----------       -----------        -----------        -----------
                ASSETS

CURRENT ASSETS
     Cash                                      $   160,681       $     2,619        $  (158,062)       $   410,928
     Accounts Receivable                                --             1,250              1,250             10,624
                                               -----------       -----------        -----------        -----------
                   Total Current Assets            160,681             3,869           (156,812)           421,552

PROPERTY AND EQUIPMENT
    Wells and related equipment &
    facilities                                          --         2,581,091          2,581,091          2,581,091
    Wells in progress                            1,250,313                           (1,250,313)
    Accumulated Depreciation                            --           (16,206)           (16,206)              (535)
                                               -----------       -----------        -----------        -----------
                    Net Carrying Amount          1,250,313         2,564,885          1,314,572          2,580,556
                                               -----------       -----------        -----------        -----------
                           TOTAL ASSETS        $ 1,410,994       $ 2,568,754        $ 1,157,760        $ 3,002,108
                                               ===========       ===========        ===========        ===========

         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable
                          Related Party        $   136,092       $   123,425        $   (12,667)       $   328,583
                    Accrued commissions             23,715                --            (23,715)            96,876
                                               -----------       -----------        -----------        -----------
              Total Current Liabilities            159,807           123,425            (36,382)           425,459

Members' Equity                                  1,251,187         2,445,329          1,194,142          2,576,649
                                               -----------       -----------        -----------        -----------
                      TOTAL LIABILITIES
                    AND MEMBERS' EQUITY        $ 1,410,994       $ 2,568,754        $ 1,157,760        $ 3,002,108
                                               -----------       -----------        -----------        -----------

* Condensed from audited financial statements

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                     FINANCIAL STATEMENT, NOTES & DISCUSSION

                                                             Statement of Operations
                                                      For the nine months ended September 30
                                                     ----------------------------------------
                                                       1999            2000          Variance
                                                     --------        --------        --------
REVENUE
        Natural Gas Sales                            $     --        $  4,120        $  4,120
        Interest Income                                 1,102           2,804           1,702
                                                     --------        --------        --------
                                 Total revenue          1,102           6,924           5,822

EXPENSES
        Well Operating Fees                                             4,705           4,705
        Professional fees                              16,978          11,801          (5,177)
        General & Administrative                       10,000          15,734           5,734
        Insurance & Other                                 833              --            (833)
                                                     --------        --------        --------
                                Total expenses         27,811          32,240           4,429
                                                     --------        --------        --------
NET LOSS                                             $(26,709)       $(25,316)       $  1,393
                                                     ========        ========        ========

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                     FINANCIAL STATEMENT, NOTES & DISCUSSION

                                                             Statement of Operations
                                                     For the three months ended September 30
                                                     ----------------------------------------
                                                       1999            2000          Variance
                                                     --------        --------        --------
REVENUE
        Natural Gas Sales                            $     --        $  1,518        $ (1,518)
        Interest Income                                   484              --             484

                                                     --------        --------        --------
                                 Total revenue            484           1,518          (1,034)

EXPENSES
        Well Operating Fees                                --           1,551          (1,551)
        Professional fees                               6,978           9,072          (2,094)
        General & Administrative                         (700)             (4)           (696)
        Insurance & Other                                  --              --              --
                                                     --------        --------        --------
                                Total expenses          6,278          10,619          (4,341)
                                                     --------        --------        --------
NET LOSS                                             $ (5,794)       $ (9,101)       $ (3,307)
                                                     ========        ========        ========

                 WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT CO.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                       STATEMENT OF CASH FLOWS
                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                     1999                2000             Variance         Cumulative
                                                  -----------        -----------        -----------        -----------
Cash Flows from Operating Activity
     Cash received from
     customers                                    $        --        $    13,494        $    13,494        $    14,378
     Cash paid to suppliers and
     related party                                    (27,811)           (16,569)            11,242           (104,691)
     Interest received                                  1,102              2,804              1,702              5,688
                                                  -----------        -----------        -----------        -----------
          Net cash provided by (used in)
          operating activities                        (26,709)              (271)            26,438            (84,625)
Cash Flows from Investing Activities
     Advances on wells in
     process                                         (470,759)                --            470,759         (2,252,508)

Cash Flows from Financing Activities
     Capital contributions from
     Members                                          713,055                 --           (713,055)         2,948,912
     Syndication costs paid                           (84,086)           (96,876)           (12,790)          (297,998)
     Distributions to members                              --           (106,004)          (106,004)          (106,004)
     Repayment of short-term loan from
     related party                                    (42,408)          (205,158)          (162,750)          (205,158)
                                                  -----------        -----------        -----------        -----------
          Net cash provided by (used in)
          financing activities                        586,561           (408,038)          (994,599)         2,339,752
                                                  -----------        -----------        -----------        -----------
Net Increase (Decrease) in
Cash and Cash Equivalents                              89,093           (408,309)          (497,402)             2,619

Cash and Cash Equivalents
       Beginning of Period                             71,588            410,928            339,340                  0
                                                  -----------        -----------        -----------        -----------
       End of Period                              $   160,681        $     2,619        $  (158,062)       $     2,619
                                                  ===========        ===========        ===========        ===========

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. Of this amount, $123,425 and $136,092, respectively, is included in accounts payable at September 30, 2000 and 1999.

         In connection with the sponsorship of the LLC, WELLC is entitled to management fees of two and one-half percent from the investor interest holder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $53,109 in management fees.

NOTE 4 - CASH FLOWS

         During 1999, the LLC acquired working interests in oil and gas wells that were still in process at year-end. Accounts payable includes $123,425 and $136,092 respectively, at September 30, 2000 and 1999.

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                       BALANCE SHEET - SEPTEMBER 30
                                                  --------------------------------------------------------------------
                                                      2000               1999             Variance          12/31/99*
                                                  -----------        -----------        -----------        -----------
                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                    $   852,187        $   126,958        $   725,229        $   584,002
     Accounts receivable:
         Related entities                             735,677            502,620            233,057            945,997
         Other                                        340,053             42,073            297,980             32,067
     Working interests held for resale              1,500,357            357,090          1,143,267            853,656
     Prepaid expenses                                  18,928             60,970            (42,042)            22,130
                                                  -----------        -----------        -----------        -----------
TOTAL CURRENT ASSETS                                3,447,202          1,089,711          2,357,491          2,437,852
EQUIPMENT
     Office equipment                                  44,069             67,385            (23,316)            70,507
     Accumulated depreciation                         (29,200)           (50,636)            21,436            (58,430)
                                                  -----------        -----------        -----------        -----------
TOTAL FIXED ASSETS                                     14,869             16,749             (1,880)            12,077
INVESTMENTS IN RELATED ENTITIES                     1,372,799          1,109,720            263,079          1,212,698
OTHER ASSETS, NET                                         591              5,541             (4,950)             3,980
                                                  -----------        -----------        -----------        -----------
TOTAL ASSETS                                      $ 4,835,461        $ 2,221,721        $ 2,613,740        $ 3,666,607
                                                  ===========        ===========        ===========        ===========

               LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
     Line of credit                               $   325,000        $   325,000        $        --        $   325,000
     Current portion of long-term debt                107,500            305,067           (195,567)           307,500
     Accounts payable:
         Trade                                        309,851            121,560            188,291            220,645
         Operators                                  3,480,244          1,285,887          2,194,357          1,519,385
         Other                                           (259)            12,687            (12,946)             3,009
Accrued expenses                                        2,766              9,773             (7,007)            10,611
                                                  -----------        -----------        -----------        -----------

TOTAL CURRENT LIABILITIES                           4,225,102          2,057,974          2,167,128          2,386,150

LONG-TERM DEBT                                        283,261            366,184            (82,923)           343,351

MEMBER'S EQUITY (DEFICIT)                             327,098           (204,437)           531,535            937,106
                                                  -----------        -----------        -----------        -----------
      Total liabilities and
     member's equity (deficit)                    $ 4,835,461        $ 2,221,721        $ 2,613,740        $ 3,666,607
                                                  -----------        -----------        -----------        -----------


* Condensed from audited financial statements

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                       Statement of Operations
                                                                For the nine months ended September 30
                                                           -------------------------------------------------
                                                               2000              1999              Variance
                                                           -----------        -----------        -----------
REVENUE
         Turnkey revenue                                   $ 5,557,337        $ 1,861,744        $ 3,695,593
         Management fees                                       116,419            107,187              9,232
         Other income                                              196             23,563            (23,367)
                                                           -----------        -----------        -----------
                                       Total revenue         5,673,952          1,992,494          3,681,458

EXPENSES
         Cost of sales                                       4,270,594          1,199,164          3,071,430
         General and administrative                          1,538,994          1,221,071            317,923
                                                           -----------        -----------        -----------

                                      Total expenses         5,809,588          2,420,235          3,389,353
                                                           -----------        -----------        -----------

NET LOSS                                                   $  (135,636)       $  (427,741)       $   292,105
                                                           ===========        ===========        ===========

                            WOLVERINE ENERGY, L.L.C.
                    FINANCIAL STATEMENT, NOTES AND DISCUSSION

                                                                       Statement of Operations
                                                              For the three months ended September 30
                                                           -----------------------------------------------
                                                              2000              1999             Variance
                                                           -----------       -----------       -----------
REVENUE
         Turnkey revenue                                   $ 2,948,963       $   956,752       $ 1,992,221
         Management fees                                        77,452            55,549            21,903
         Other income                                                6            17,341           (17,335)
                                                           -----------       -----------       -----------
                                       Total revenue         3,026,421         1,029,642         1,996,779

EXPENSES
         Cost of sales                                       2,204,618           550,194         1,654,424
         General and administrative                            306,860           422,391          (115,531)
                                                           -----------       -----------       -----------

                                      Total expenses         2,511,478           972,585         1,538,893
                                                           -----------       -----------       -----------

NET LOSS                                                   $   514,943       $    57,057       $   457,886
                                                           ===========       ===========       ===========

                            WOLVERINE ENERGY, L.L.C.
                         FINANCIAL NOTES AND DISCUSSION

                                                                         STATEMENT OF CASH FLOWS
                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                               1999                2000             Variance
                                                            -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers and
     related parties                                        $ 1,815,292        $ 5,576,286        $ 3,760,994
     Cash paid to operators,
     employees and suppliers                                 (1,918,877)        (4,408,719)        (2,489,842)
                                                            -----------        -----------        -----------

           Net cash provided by (used
           in) operating activities                            (103,585)         1,167,567          1,271,152

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                       (7,872)            (4,819)             3,053
     Cash paid for investment in LLCs                                --           (160,101)          (160,101)
                                                            -----------        -----------        -----------

           Net cash used in investing activities                 (7,872)          (164,920)          (157,048)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                 (60,946)          (260,090)          (199,144)
     Repayments from member                                     329,545                 --           (329,545)
     Contributions from Member                                       --            267,332            267,332
     Distributions to Member                                   (484,225)          (741,704)          (257,479)
                                                            -----------        -----------        -----------

           Net cash used in financing activities               (215,626)          (734,462)          (518,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (327,083)           268,185            595,268

CASH AND CASH EQUIVALENTS
     Beginning of Period                                        454,041            584,002            129,961
                                                            -----------        -----------        -----------

     End of Period                                          $   126,958        $   852,187        $   725,229
                                                            ===========        ===========        ===========

                            WOLVERINE ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interest has been impaired. If impairment exists, recording an impairment allowance recognizes a loss. Abandonments of working interests held for resale are charged to expense. As of September 30, 2000 no reserve for impairment has been recorded.

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

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at September 30, 2000 and 1999, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

         Management Fees - In connection with the organization and offering stage of related oil and gas entities, WELLC may receive a management fee, an organizational and offering cost allowance and/or an organization fee. Fees and cost allowances are credited to income as earned.

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

         WELLC holds the following investment interest in the following entities:

                                                            2000          1999
            Wolverine Antrim Development 1995, L.L.C.       18.9%         18.9%
            Wolverine Antrim Development 1996-1, L.L.C.     12.8%         12.8%
            Wolverine Antrim Development 1996-2, L.L.C.     14.5%         14.5%
            Wolverine Antrim Development 1997-1, L.L.C.     14.8%         14.8%
            Wolverine Antrim Development 1997-2, L.L.C.     14.5%         14.5%
            Wolverine Antrim Development 1998-1, L.L.C.     12.5%         12.5%
            Wolverine Energy 1998-1999 (A)
                        Development Company, L.L.C.         10.0%         10.0%
            Wolverine Antrim Development 1999-1, L.L.C.     11.5%         11.5%
            Wolverine Development Spotted Horse
                        Prospect #1, L.L.C,                  5.0%
            Wolverine Development Spotted Horse
                        Prospect #2, L.L.C,                  1.0%
            Wolverine Development Spotted Horse
                        Prospect #3, L.L.C.                  1.0%

NOTE 3 - LINE OF CREDIT

            The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at one and one-half percent above the New York Citibank prime rate. WELLC's credit limit is $325,000. The member guarantees the line of credit.

NOTE 4 - LONG TERM DEBT

            Long-term debt consists of the following:

                                                                                              2000                       1999
                                                                                            --------                   --------
            Notes payable to unrelated parties due in monthly installments of
            $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain investments of the Company and is guaranteed by the member.
                                                                                            $200,000                   $200,000

            Note payable to an unrelated company due in monthly interest payments of $3,083 at a rate of prime plus 10 percent. The note is collateralized by all assets of the Company and is guaranteed by the member.
                                                                                                   0                    200,000

            Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95 percent. The note is collateralized by equipment.
                                                                                               3,351                      8,841

            Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus one and one-half percent. The note is collateralized by all assets of the Company and is guaranteed by the member.
                                                                                             187,410                    262,410

            Total                                                                           $390,761                   $671,251

            Less current portion                                                             107,500                    305,067

            Long-term portion                                                               $283,261                   $366,184

NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties. During the first three quarters of 2000 and 1999, WELLC earned turnkey revenue from related entities in the amount of $5,557,337, and $1,861,744, respectively. The balance of turnkey revenues and allocated expenses owed to WELLC included in accounts receivable at September 30, 2000 and 1999 totaled $735,677 and $502,620, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of September 30, 2000, WELLC has one offering it is soliciting with a maximum investor contribution limit of $6,000,000. WELLC is required to match every capital contribution from an investor with a capital contribution of one percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $59,406 in limited company memberships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


              PROGRAM A - FOR THE PERIOD ENDING SEPTEMBER 30, 2000

FINANCIAL CONDITION

         Liquidity and Capital Resources - As a passive investment entity, the registrant does not engage in active operations of the sort which require it to maintain liquidity beyond that required to pay its operating costs as they occur. Such operating costs are a small percentage of the capital, which it invests in relatively illiquid fractional working interests in natural gas well development projects. The registrant engaged minimally in operations during the nine months ending September 30, 2000 and recognized minimal cash flows during the period. The registrant's cash flow during the period was derived from operating activities and interest income and outflows for administrative and operating expenses. The registrant will, in the future, generate additional liquidity from operations after additional wells are connected to the pipeline and the mechanical constraints on the pipeline are resolved. The registrant has no commitments to provide it with a lending facility from which it could borrow funds to provide additional liquidity in the future.

RESULTS OF OPERATIONS

         The registrant is engaged in the development and operation of natural gas wells and the sale of natural gas production therefrom. During the nine months ending September 30, 2000, income and expenses were recognized from initial operations. The level of revenues from operations will increase as additional wells are tied in to the sales pipeline and as mechanical restraints are removed from the pipeline. The level of revenues from operations of the registrant will be closely tied to the level of prices for natural gas deliveries and price levels generally. However, the levels of operating expenses related to production of natural gas from wells in which the registrant owns a fractional interest may not always change in response to economic conditions generally, resulting in diminished levels of profitability in periods of decreasing natural gas prices without corresponding decreases in operating costs.

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


             THE MANAGER - FOR THE PERIOD ENDING SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

         Net loss for the first three quarters of 2000 was $135,636 as compared to $427,741 for the first three quarters of 1999. Although turnkey revenues have risen substantially, cost of goods sold has risen disproportionately. This is because well interests for new projects are located in a very active area with resultant higher costs.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore the Manager has not recognized a meaningful level of profits from its interests in such programs.

         Total turnkey expenses and related costs increased 256 percent ($3,071,430) while turnkey revenues have increased only 199 percent ($3,695,593) resulting in a decrease in profit margin to 23.15 percent from 35.59 percent. General and administrative expense increased 26.04 percent, reflecting the higher level of capital raising through affiliated natural gas investment programs and the cumulative effect on the level of administrative efforts of the new capital to the capital already under management.

WORKING INTERESTS HELD FOR RESALE

         Historically high prices for natural gas have piqued investor interest in direct investment in natural gas development. Company sales for the first nine months of the year are at record levels. In anticipation of the continuation of this trend, the company has acquired a significant acreage position in the Wyoming Powder River Basin to ensure availability of product through 2002.

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

                                    WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                    COMPANY, L.L.C.
                                    BY:  WOLVERINE ENERGY, L.L.C., MANAGER

                                    By:  /s/ George H. Arbaugh, Jr.
                                         --------------------------------
                                         George H. Arbaugh, Jr., Sole manager
                                         And Chief Executive Officer

                                    Date: February 21, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION                                                   CROSS REFERENCE
-------             -----------------------------------------------------         ----------------------
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