Form 10KSB40
period 2000-12-31
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-05-31
CIK 948723

U.S. Securities and Exchange Commission
Washington DC 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2000

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to __________________________

Commission file number: 33-95156

Wolverine Energy 1998-1999(A) Development Company, L.L.C.,
Wolverine Energy 2001(B) Development Company, L.L.C.,
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
(Name of small business issuer in its charter)

Michigan	38-3435348 (Program A)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4660 South Hagadorn Road, Suite 230, East Lansing, MI 48823
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:    517-351-4444

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

(Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer’s revenues for its most recent fiscal year: Wolverine Energy 1998-1999(A) Development Company, L.L.C. – $12,057.

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

      There is no active trading market for registrant’s equity securities.

DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).

None.

      Transitional Small Business Disclosure Format (check one):

Yes	No

PART I

Item 1. Description of Business

      A registration statement with respect to all of the named registrant companies (together, the “Companies” and individually a “Company”), became effective on September 4, 1998. Wolverine Energy, L.L.C. (the “Manager”) will serve as the manager for each of the Companies.

      Wolverine Energy 1998-1999(A) Development Company, L.L.C. (“Program A”) was formed as a Michigan limited liability company on June 3, 1998. It was not activated until December 31, 1999. On December 31, 1999, all investments in Program A were accepted and Program A was closed to new investors. Program A has 171 investors and has capitalization of $2,959,536 (including the Manager’s capital contribution).

      Program A has invested in 36 net natural gas wells predominately in the Independence Prospect, which is located in the Cherokee Basin in Montgomery County, Kansas. These wells are all pre-existing wells that were re-entered during 1999 and 2000. All of the wells were in production by the end of the year 2000. Program A accrued a turnkey price of $1,937,629 payable to the manager for the 36 net well interests. Of this amount, $1,875,590 has been paid, and $62,039 is still owed to the Manager.

      Spartan Energy, Ltd. and the Manager have created CB Gas Managers, L.L.C. (formerly Kansas Operating, L.L.C.), to serve as operator of the Independence Prospect. CB Gas Managers, L.L.C. is owned as follows: Spartan Energy – 50 percent; the Manager or its affiliates – 40 percent; and Federated Oil and Gas Properties, Inc. (“Federated”) – 10 percent. Personnel from the Manager and Spartan Energy jointly manage CB Gas Managers, L.L.C., which provides supervision of day-to-day production activities, marketing the gas, collection of revenues and payment of expenses. CB Gas Managers, L.L.C. is paid $75 per month per well for these services. It has hired Black Rain Energy to perform field operations, including rework of the wells, online production functions and maintenance.

      Program A does not currently have any gas customers under contract for the Independence Prospect. Gas is currently being sold on the spot market, which to date has been satisfactory to the Manager in terms of sales volume and price.

      There is extensive competition in the marketing of domestically-produced natural gas. Decreases in domestic industry production capability and increases in energy consumption can bring about shortages in energy supplies. This, in turn, can result in substantial competition in markets historically served by domestic natural gas resources both with alternate sources of energy, such as residential fuel oil, and among domestic gas suppliers. This competition can result in increases in gas prices, extensive efforts by producers to increase gas production and delays in producing and marketing gas after it is discovered. Among the effects of this competition and the deregulation of the natural gas industry and gas prices by the Congress and the Federal Energy Regulatory Commission (FERC) is that gas prices tend to be determined by competitive market forces with attendant volatility and unpredictability. Changes in government regulations relating to the production, transportation and marketing of natural gas has, at times, resulted in the abandonment by many pipeline companies of long-term contracts for the purchase of natural gas, and may spur the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residential fuel oil.

      The marketing of any gas produced by the wells in which Program A has invested will be affected by a number of factors that are beyond the Manager’s control and whose exact effect cannot be accurately predicted. These factors include crude oil imports, the availability and cost of adequate pipeline and other transportation facilities, the marketing of competitive fuels (such as coal and nuclear energy), and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

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

      Market conditions for the sale of natural gas were very strong during the last three quarters of 2000. At one point in 2000, prices spiked to $8.00 per mcf. However, the Company’s average selling price for all of 2000 was approximately $3.25 per mcf.

      The State of Kansas controls gas production through regulations establishing the spacing of wells, limiting the number of days in a given month during which a well can produce and otherwise limiting the rate of allowable production. Through regulations enacted to protect against waste, conserve natural resources and prevent pollution, local, state and Federal environmental controls will also affect operation of the wells. These regulations could necessitate spending funds on environmental protection measures, rather than on drilling, completion and production operations. If any penalties or prohibitions are imposed on the wells, their owner and operators for violating these regulations, Program A’s financial performance could be adversely affected. All required Permits have already been obtained from the State of Kansas for the wells in which Program A has invested.

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

      Because the Manager is an “independent” gas industry operative, it does not deal directly with FERC. The only exception is that the Manager must deal with FERC for any wells the Manager seeks to have certified for a Section 29 tax credit. Nonetheless, FERC’s activities frequently impact to some degree the prices at which natural gas can be sold. In the Manager’s experience, natural gas prices are highly volatile, with FERC policies being only one of many factors affecting price.

      A number of legislative proposals have been advanced from time to time which, if put into effect, could significantly affect the oil and gas industry. The various proposals have involved, among other things, revision of leasing and operating practices relating to Outer Continental Shelf lands, revision of the NGPA (including both proposals to remove all price and certificate controls on natural gas and proposals to extend or impose the NGPA price ceilings), and imposition of a “windfall profit” tax on natural gas sales and restriction of certain uses of natural gas. Other proposals would provide purchasers with “market-out” options in existing and future gas purchase contracts, eliminate or limit the operation of “indefinite price escalator clauses” (e.g., pricing provisions which allow prices to escalate by means of reference to prices being paid by other purchasers of natural gas or prices for competing fuels). Arguments for effecting the latter two proposals by regulatory action have been pressed on the FERC by various proponents at various times. It is impossible to predict what legislation or regulatory changes may result from such proposals or the effect of such changes on the Company.

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

      The federal government and various state governments have adopted laws and regulations regarding the control and contamination of the environment that may affect the operations of the wells. Governments may from time to time suspend or curtail operations when considered to be detrimental to the ecology or to jeopardize public safety. Owners of interests in projects may be subject to federal or state regulations which impose absolute liability for the cost of clean-up of pollution resulting from its operations. Owners may also be subject to possible legal liability for pollution damages. If other participants in a property do not bear these costs, and to the extent that insurance does not cover those risks, a Company could be solely liable for all such costs.

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

      Program A does not have any of its own employees. It relies exclusively on the services of the Manager and the Manager’s employees. At December 31, 2000, the Manager and its subsidiaries and affiliates had a total of 10 full time employees.

Item 2. Description of Property

      As indicated at Item 1, Program A has invested in 36 net natural gas wells, predominently in the Independence Prospect, which is located in the Cherokee Basin in Montgomery County, Kansas. Program A owns an 80 percent net revenue interest in these wells. Program A does not own any other significant properties.

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

      The Manager’s research suggests that coal bed methane gas development in Montgomery County beginning in the 1980s was economical when the wells were completed properly, but that most of the fracture treatments were not appropriate for the area. There are five coal zones above the Bartlesville formation. Three of these zones exhibit strong methane gas production potential. The Manager has focused exclusively on re-entry of existing wells that were drilled to the Bartlesville formation, and in each case, will also tap into at least two coal zones above the Bartlesville formation.

      Each of the wells in which Program A has invested is currently drilled to one coal seam, but not the same seam. There are three different seams accessible in the Independence Prospect. Depending upon the lease in question, each well is drilled to one of these three seams. The seam selected for each well is the seam that the Manager believes is most likely to have the largest volume available in that location, to more efficiently drain the reservoir. Once the reservoir in a given seam is depleted, the Manager currently expects that it will complete to another seam from the same wellbore, to provide additional production from one well.

      During the year 2000, Program A sold 2,847 mcf of gas production, had average production costs of approximately $2.50 per mcf, and had an average sale price of approximately $3.25 per mcf. Production continues to be delayed due to pipeline mechanical restraints and capacity limitations.

      With additional gas production coming on line in the Independence Prospect over the last year, the current pipelines are short on capacity. The Manager is addressing the transportation issues of line capacity, compression needs and additional pipeline taps to accommodate additional gas line production through its participation in CB Pipeline, L.L.C. (formerly Kansas Pipeline, L.L.C.), which is owned 50 percent by affiliates of the Manager and 50 percent by Spartan Energy, Ltd. CB Pipeline, L.L.C. will service all of the wells in the Independence Prospect.

      CB Pipeline, L.L.C. recently acquired the Great Eastern Pipeline. This pipeline provides gas transportation to the Williams tap sales point for production from wells that are located in the Independence Prospect. Since CB Pipeline, L.L.C. acquired the Great Eastern Pipeline, it has engaged in a systematic improvement program of the pipeline. These changes are designed to reduce line pressure, thereby reducing the limitation of the overall system to handle the production generated from the wells owned by Program A. At this time, one compressor has been changed-out and a second larger compressor located at the Williams Tap is scheduled to be replaced in about June 2001. Work has been recently hampered to some extent by shortages in the supply of labor and parts in the gas industry.

      The current restrictions in the pipeline system have caused a delay in the planned improvements and adjustments to the wells owned by Program A because additional production could not be moved. With the pipeline improvements initiated, average production from the wells owned by Program A should rise over the following few months. The rate of production increases and ultimate average well production levels can not be accurately projected at this time.

      The Manager leases space for its executive offices located at 4660 South Hagadorn Road, Suite 230, East Lansing, Michigan 48823. The East Lansing office focuses primarily on fund raising activities, including broker-dealer relations. The Manager also has a leased office in Traverse City, Michigan, which is responsible for all field accounting and field operations work, and works directly with project operators.

Item 3. Legal Proceedings

      The Manager is the subject of an enforcement action by the State of North Carolina, Department of Secretary of State, with respect to the sale of an interest in Program A to one resident of North Carolina at a time when the interest was not registered with the State of North Carolina, File No. 01-001-RF. The Manager has agreed to enter into a Consent Decree to cease and desist from offering or selling unregistered securities in the State of North Carolina unless the security or transaction is exempt from registration and to make a rescission offer to the North Carolina investor. The terms of the rescission offer are currently under review by the State of North Carolina.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in 2000.

PART II

Item 5. Market for Common Equity and Related Matters

      There is no public trading market for Program A’s membership interests (“Interests”). Program A has 170 Interestholders of record.

      During the year 2000, Program A distributed $37.71 per unit of membership interests (a unit represents a $1,000 investment), excluding a distribution on the Manager’s five percent membership interest. The Manager waived its right to participation in the distributions. The total amount distributed was $106,003. Most of the amount distributed came from advances from the Manager, and not from revenues on the sale of gas.

      Program A has not sold any Interests that were not registered under the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis

      This discussion should be read in conjunction with the financial statements, accompanying notes and supplemental information.

PROGRAM A -YEAR ENDED DECEMBER 31, 2000

Results of Operations

      Program A’s net loss for 2000 was $34,369 compared with a net loss of $68,156 for 1999. The primary factor in the year-to-year change was a decrease in Management fees ($53,109) partially offset by increased professional fees ($9,085) and depreciation expense ($12,017).

      The Manager is entitled to receive an administrative cost allowance once production has commenced. Program A’s operating agreement allows the Manager to waive or defer the administrative cost allowance. The Manager has elected to waive all administrative cost allowances earned from Program A during 2000. Accordingly, no liability has been booked for this expense.

      Program A’s natural gas sales increased to $9,253 from $884 but operating expenses increased to $9,924 from $795 resulting in a net loss of $671 for the period compared to a profit of $89 in 1999.

      During the year, production volumes were lower than expected because of mechanical restraints in the pipeline system. As described at Item 2, subsequent to year-end, CB Pipeline, L.L.C., which is an affiliate of the Manager, acquired an equity position in the pipeline used by Program A in order to have an impact on pipeline improvements. The level of revenues from operations will increase as wells continue to dewater and pipeline improvements are implemented.

Liquidity and Capital Resources

      In 2000, Program A’s cash flow from operations was ($11,728) compared to ($67,621) in 1999. At December 31, 2000, Program A’s short-term debt was $132,263, compared to $425,459 at December 31, 1999. Of this amount, $62,039 and $328,583, respectively, was owed to the Manager as a balance due on the turnkey price for the per share of the Well interests. Another $67,725 was owed by Program A to the Manager for advances made to permit Program A to make distributions to investors. These advances are payable on demand. Debt as a percent of debt-plus-equity was 5.1 percent at December 31, 2000 and 14.2 percent at December 31, 1999. Program A does not have any line of credit or similar debt facility.

THE MANAGER – YEAR ENDED DECEMBER 31, 2000

Results of Operations

      Net income for 2000 was $731,742 compared with $743,804 in 1999. The primary reason for the slight decrease in net income was the increase in cost of goods sold. Cost of goods sold increased from $3,099,095 to $12,586,444. Calculated as a percentage of turnkey revenue, cost of goods sold was 58.5 percent of turnkey revenue in 1999 and 82.46 percent of turnkey revenue in 2000.

      Total revenues from the turnkey sale of net gas well interests to affiliated natural gas investment entities increased from $5,299,072 in 1999 to $15,282,098 in 2000, an increase of $9,983,026 or 188.4 percent. The natural gas investment programs organized by the Manager have not begun to generate sufficient gas production to result in meaningful levels of distributions of operating profits to have been made to the Manager. Therefore, the Manager has not recognized a meaningful level of operating profits from its interests in such programs.

      Total turnkey expenses and related costs increased 406.1 percent from 1999, while corresponding turnkey revenues increased 188.4 percent, causing a decrease in turnkey profit margin from 41.5 percent to 17.6 percent. General and administrative expenses for 2000 increased by 33.5 percent, reflecting the higher level of capital raising activity at the affiliated natural gas investment programs in 2000 compared to 1999, and the cumulative effect on the level of administrative expenses of the addition of new capital in 2000 to the capital already under management at the end of 1999 without reduction for return of capital to investors.

      Depreciation and amortization expense decreased from $18,494 in 1999 to $6,191 in 2000. Interest expense increased $3,912 in 2000, from $115,045 to $118,957. Although average borrowings outstanding during 2000 were lower than in 1999, interest rate increases caused the increase in interest expense.

Liquidity and Capital Resources

      In 2000, cash flow from operating activities amounted to $3,787,872, compared with $923,408 in 1999. In 2000, the Manager advanced $973,217 to related entities. The amounts are due on demand.

      Total short- and long-term debt, including amounts outstanding under the Manager’s line of credit, trade payables, amounts due to operators and related parties and other accounts payable, was $8,739,394 at year-end 2000, compared with $2,729,501 at year-end 1999. Debt as a percent of debt-plus-equity was 88.9 percent at December 31, 2000, down from 74.4 percent at year-end 1999.

      Working capital was $(67,259) at year-end 2000, compared with $51,702 at year-end 1999. At year-end 2000, the Manager’s current ratio was 0.99-to-1. Cash Distributions paid in 2000 totaled $572,731, compared to $515,077 in 1999. At December 31, 2000, bank lines of credit available were $325,000, all of which were supported by commitment fees. As of December 31, 2000, there were no outstanding amounts owed on the line of credit.

Working Interests Held For Sale And Capital Expenditures

      Inasmuch as the Manager engages in the raising of capital for investment in natural gas development, it has not engaged directly in capital investment in natural gas development or production activities, except with respect to the portion of the capital invested in sponsored investment programs. Insofar as the Manager incurs contingent liability for turnkey development of natural gas development projects, if development costs exceed budgeted costs by more than the anticipated turnkey profit to the Manager, it may be required to make a capital investment in such project(s) in the amount of such excess, though such investment is not anticipated. As such, the Manager has not made a capital investment in any natural gas development project in excess of its capital contribution as Manager of the affiliated investment vehicle, which amount totaled $310,526 in 2000 and an aggregate of $1,625,792 as of the end of 2000. The Manager has received distributions and accrued unrealized losses with respect to these interests in the total amount of $210,299, leaving a net recorded capital contribution of $1,415,493. The Manager anticipates that it will make similar investments in affiliated natural gas investment vehicles in 2001 and does not anticipate, nor has it provided for, making any investment as a result of actual development expenses of such a project exceeding budgeted costs by more than the anticipated turnkey profit to the Manager.

      The Manager does, however, utilize its capital to acquire working interests for subsequent resale to affiliated investment vehicles. The amount of working interests held for sale was $853,656 at December 31, 1999 and $593,177 at December 31, 2000. These amounts consist of actual land costs and estimated development, drilling and completion expenses for working interests in wells held by the Manager and anticipated to be sold to one or more affiliated investment vehicles pursuant to a turnkey drilling contract. The decrease in these amounts from 1999 to 2000 reflects differences related to the timing of the sale of such interests to affiliated investment vehicles. None of the working interests held for sale by the Manager at December 31, 2000, will be available for purchase by Program A.

      It is anticipated that the Manager’s 2001 internal capital expenditures budget will be financed primarily by funds generated internally and through borrowings under the Manager’s line of credit. Amounts payable by the Manager to make its scheduled capital contribution to affiliated natural gas investment programs will likewise be financed internally by the Manager. The Manager anticipates that it will make payments for natural gas project development costs from turnkey payments from the affected affiliated natural gas investment program. To the extent that such payments exceed anticipated amounts, the Manager may finance them from internally generated capital or from borrowings under its lines of credit. The planned expenditure level is subject to adjustment as dictated by changing economic conditions and the success of the affiliated natural gas investment vehicles in raising capital in 2001. The Manager does not anticipate raising additional capital for its own account for the next twelve months or for the foreseeable future beyond that time frame.

Environmental Protection and Remediation Costs

      The Manager maintains insurance coverage for environmental pollution resulting from the sudden or accidental release of pollutants. Various deductibles per occurrence could apply, depending on the type of incident involved. Coverage for other types of environmental obligations is not generally provided, except when required by regulation or contract. The financial statements do not reflect any recovery from claims under prior or current insurance coverage. The Manager has not provided in its accounts for any future costs of environmental pollution or environmental remediation obligations. Such costs, if any, in excess of applicable insurance coverage cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology for prevention and remediation, regulatory changes and other factors. Although such future costs could be significant, they are not expected to be material in relation to the Manager’s liquidity or financial position.

Item 7. Financial Statements

WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
(A Michigan Limited Liability Company)

FINANCIAL REPORT
WITH ADDITIONAL INFORMATION
DECEMBER 31, 2000

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

CONTENTS

Report Letter	F-14

Financial Statements

Balance Sheet	F-15

Statement of Operations	F-16

Statement of Changes in Members’ Equity	F-17

Statement of Cash Flows	F-18

Notes to Financial Statements	F-19

Report Letter	F-23

Additional Information

Supplementary Information: Costs Incurred in Gas Property Acquisition, Exploration, and Development Activities	F-25

Estimates of Natural Gas Reserves	F-43

Independent Auditor’s Report

To the Members
Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

We have audited the accompanying balance sheet of Wolverine Energy 1998-1999(A) Development Company, L.L.C. (a Michigan limited liability corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in members’ equity, and cash flows for the years ended. These financial statements are the responsibility of the LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Energy 1998-1999 (A) Development Company, L.L.C. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended.

Plante & Moran, L.L.P.

April 18, 2001 East Lansing, Michigan

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

BALANCE SHEET

	December 31

	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$—	$410,928

Accounts receivable	—	10,624

Total current assets	—	421,552

Property and Equipment

Wells and related equipment and facilities	2,581,01	109,600

Wells in progress (Note 2)	—	2,471,491

Less accumulated depreciation and depletion	(12,552)	(535)

Net carrying amount	2,568,539	2,580,556

Total assets	$2,568,539	$3,002,108

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities

Bank overdraft	$2,499	$—

Accounts payable – related party (Note 3)	62,039	328,583

Advances from related party (Note 3)	67,725	—

Accrued commissions	—	96,876

Total current liabilities	132,263	425,459

Members’ Equity	2,436,276	2,576,649

Total liabilities and members’ equity	$2,568,539	$3,002,108

See Notes to Financial Statements.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

STATEMENT OF OPERATIONS

	Year Ended December 31

	2000	1999

Revenue

Gas sales (Note 2)	$9,253	$884

Interest income	2,804	2,275

Total revenue	12,057	3,159

Expenses

Management fees	—	53,109

Professional and other organizational fees	24,485	15,400

Depreciation, depletion and amortization	12,017	—

Insurance expense and other	—	2,011

Well operating expense	9,924	795

Total expenses	46,426	71,315

Net Loss	$(34,369)	$(68,156)

See Notes to Financial Statements.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Members’ Equity – January 1, 1999	$644,067

Member contributions	2,231,301

Syndication costs	(230,563)

Net loss	(68,156)

Members’ Equity – December 31, 1999	2,576,649

Member distributions	(106,004)

Net loss	(34,369)

Members’ Equity – December 31, 2000	$2,436,276

See Notes to Financial Statements.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

STATEMENT OF CASH FLOWS

	Year Ended December 31

	2000	1999

Cash Flows from Operating Activities

Cash received from customers	$19,877	$884

Cash paid to suppliers and related party	(34,409)	(70,780)

Interest received	2,804	2,275

Net cash used in operating activities (Note 4)	(11,728)	(67,621)

Cash Flows from Investing Activities

Advances on wells in process	(264,045)	(1,651,454)

Cash Flows from Financing Activities

Capital contributions from members	—	2,220,677

Capital distributions to members	(106,004)	—

Syndication costs paid	(96,876)	(162,262)

Advances from related party (Note 3)	67,725	—

Net cash provided by (used in) financing activities	(135,155)	2,058,415

Net Increase (Decrease) in Cash and Cash Equivalents	(410,928)	339,340

Cash and Cash Equivalents

Beginning of period	410,928	71,588

End of period	$—	$410,928

See Notes to Financial Statements.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

Notes to Financial Statements
December 31, 2000 and 1999

Note 1 — Nature of Business and Significant Accounting Policies

Wolverine Energy 1998-1999 (A) Development Company, L.L.C. (the LLC) was organized on May 30, 1998 under the laws of the State of Michigan to engage in oil and gas exploration, drilling, production, and sales of natural gas at properties located throughout the United States. During 2000 and 1999, the LLC advanced monies for drilling at developed properties located in Kansas. The LLC was in the development stage during 1999.

Cash and Cash Equivalents – The LLC considers all liquid investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Turnkey Agreements – The LLC enters into contracts with the general member to drill oil and gas wells. Under the terms of the contracts, the general member manages the drilling of the wells and the LLC pays a fixed cost per well working interest. The LLC advances funds to the general member in order to finance the drilling activity.

Wells in Process – The Company uses the successful efforts method of accounting for its oil and gas working interests. Costs to acquire the working interests, which includes the LLC’s proportionate share of acquisition, drilling, and completion costs are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the unit-of-production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

Income Taxes – No provision for federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the members in their respective federal income tax returns.

Fair Value of Financial Instruments – The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

Syndication – Costs and expenses incurred by the LLC in connection with syndication have been charged to members’ equity.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

Notes to Financial Statements
December 31, 2000 and 1999

Note 2 — Status of Wells in Process

As of December 31, 1999, approximately 70 percent of the wells the Company owns an interest in were drilled, with the remaining 30 percent being completed during the first three months of 2000. The wells are connected to a pipeline that is experiencing mechanical restraints and capacity limitations that affects the amount of gas that can flow from the wells. Subsequent to year-end, the general member, who manages the Company’s operations acquired a pipeline which is anticipated to alleviate the capacity limitations. As of December 31, 2000 certain wells were still experiencing mechanical restraints and capacity limitations.

Note 3 — Related Party Transactions

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

During 1999, the LLC incurred $1,937,629, in costs under turnkey agreements to WELLC. Of this amount, $62,039 and $328,583, respectively, is included in accounts payable at December 31, 2000 and 1999.

In connection with the sponsorship of the LLC, WELLC is entitled to management fees of 2.5 percent from investor interestholder subscriptions, which are expensed when incurred. During 1999, the LLC paid WELLC $53,109, respectively, in management fees.

WELLC advanced $67,725 to the LLC during 2000. The amounts are due on demand.

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

Notes to Financial Statements
December 31, 2000 and 1999

Note 4 — Cash Flows

During 1999, the LLC acquired working interests in oil and gas wells that the drilling was still in process at year-end. Accounts payable includes $62,089 and $328,583 of these acquisition costs at December 31, 2000 and 1999, respectively.

The LLC received capital contributions totaling $2,231,301, during 1999 and incurred syndication costs related to those contributions totaling $230,563, of which $96,876 are accrued at December 31, 1999.

The following reconciles net loss to net cash from operating activities:

	2000	1999

Net loss	$(34,369)	$(68,156)

Adjustments to reconcile net loss to net cash from operating activities
Depreciation and depletion	12,017	535

Decrease in accounts receivable	10,624	—

Net cash used in operating activities	$(11,728)	$(67,621)

ADDITIONAL INFORMATION

To the Members
Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

The Costs Incurred in Gas Property Acquisition, Exploration, and Development Activities and Estimates of Natural Gas Reserves on pages 10 and 11 are not a required part of the basic financial statements of Wolverine Energy 1998-1999(A) Development Company, L.L.C. (a Michigan limited liability corporation), but constitute additional supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

Plante & Moran, L.L.P.

April 18, 2001 East Lansing, Michigan

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

Supplementary Information (Unaudited)
December 31, 2000

COSTS INCURRED IN GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT
ACTIVITIES

	Year Ended December 31

	2000	1999

Property Acquisition Costs	$—	$1,937,629

ESTIMATES OF NATURAL GAS RESERVES

The following estimates of proven developed natural gas reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by an independent petroleum engineer as of December 31, 2000. They do not purport to reflect realizable values or fair market values of the LLC’s reserves. The LLC emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

Wolverine Energy 1998-1999 (A) Development Company, L.L.C.

Supplementary Information (Unaudited) (Continued)
December 31, 2000

ESTIMATES OF NATURAL GAS RESERVES (Continued)

Proven, developed gas reserves (MCF):

January 1, 2000	2,154,593

Revisions of previous estimates	(411,412)

Production	(3,644)

December 31, 2000	1,739,537

Standardized measure of discounted future net cash flows:

Future cash inflows	12,330,113

Future production costs	(3,847,017)

Future net cash flows	8,483,096

10% annual discount for estimated timing of cash flows	(4,049,927)

Standardized measure of discounted future net cash flows relating to proven gas reserves	$4,433,169

The following reconciles the change in the standardized measure of discounted future net cash flows for the year ended December 31, 2000:

Beginning of year	$2,265,760

Sale of gas produced, net of production costs	—
Net changes in prices and production costs	2,624,374
Revisions of previous estimates	(456,965)

End of year	$4,433,169

WOLVERINE ENERGY, L.L.C.
(a Michigan limited liability corporation)

FINANCIAL REPORT

DECEMBER 31, 2000

Wolverine Energy, L.L.C.

CONTENTS

Independent Auditor’s Report	F-28

Financial Statements

Balance Sheet	F-29

Statement of Operations	F-30

Statement of Member’s Equity	F-31

Statement of Cash Flows	F-32

Notes to Financial Statements	F-33

Report Letter	F-41

Additional Information

Estimates of Natural Gas Reserves	F-42

Wolverine Energy, L.L.C.

Independent Auditor’s Report

To the Member
Wolverine Energy, L.L.C.

We have audited the accompanying balance sheet of Wolverine Energy, L.L.C. (a Michigan limited liability corporation) as of December 31, 2000 and 1999, and the related statements of operations, member’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Energy, L.L.C. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

May 2, 2001

Wolverine Energy, L.L.C.

BALANCE SHEET

	December 31

	2000	1999

Assets

Current Assets

Cash and cash equivalents	$1,892,051	$584,002

Accounts receivable:

Related entities (Note 5)	5,732,370	945,997

Other	176,876	32,067

Working interests and land leases held for resale	593,177	853,656

Prepaid expenses	14,001	22,130

Total current assets	8,408,475	2,437,852

Equipment

Office equipment	45,465	70,507

Accumulated depreciation	(33,922)	(58,430)

Net carrying amount	11,543	12,077

Investments in Related Entities (Note 2)	1,415,493	1,212,698

Other Assets	—	3,980

Total assets	$9,835,511	$3,666,607

Liabilities and Member’s Equity

Current Liabilities

Line of credit (Note 3)	$—	$325,000

Current portion of long-term debt (Note 4)	105,000	307,500

Accounts payable:

Trade	195,271	220,645

Operators	8,175,463	1,519,385

Related party (Note 5)	—	3,009

Other	—	—

Accrued expenses	—	10,611

Total current liabilities	8,475,734	2,386,150

Long-term Debt (Note 4)	263,660	343,351

Member’s Equity	1,096,117	937,106

Total liabilities and member’s equity	$9,835,511	$3,666,607

See Notes to Financial Statements.

Wolverine Energy, L.L.C.

STATEMENT OF OPERATIONS

	Year Ended December 31

	2000	1999

Revenue (Note 5)

Turnkey revenue	$15,282,098	$5,299,072

Organizational fees	379,590	304,057

Other income	65,658	91,768

Total revenue	15,727,346	5,694,897

Expenses

Costs of sales	12,586,444	3,099,095

General and administrative	2,301,429	1,723,358

Total expenses	14,887,873	4,822,453

Operating Income	839,473	872,444

Loss from Related Entities (Note 2)	(107,731)	(128,640)

Net Income	$731,742	$743,804

See Notes to Financial Statements.

Wolverine Energy, L.L.C.

STATEMENT OF MEMBER’S EQUITY

Member’s Equity – January 1, 1999	$708,379

Net income	743,804

Distributions to member	(515,077)

Member’s Equity – December 31, 1999	937,106

Net income	731,742

Distributions to member	(572,731)

Member’s Equity – December 31, 2000	$1,096,117

See Notes to Financial Statements.

Wolverine Energy, L.L.C.

STATEMENT OF CASH FLOWS

	Year Ended December 31

	2000	1999

Cash Flows from Operating Activities

Cash received from customers and related parties	$11,769,381	$5,084,324

Cash paid to operators, employees and suppliers	(7,866,464)	(4,052,175)

Cash paid for interest	(115,045)	(108,741)

Net cash provided by operating activities (Note 6)	3,787,872	923,408

Cash Flows from Investing Activities

Purchase of equipment	(16,158)	(10,994)

Cash paid for investments in limited liability corporations	(310,526)	(186,880)

Net cash used in investing activities	(326,684)	(197,874)

Cash Flows from Financing Activities

Payments on long-term debt	(607,191)	(80,496)

Advances to related parties	(973,217)	—

Distributions to member	(572,731)	(515,077)

Net cash used in financing activities	(2,153,139)	(595,573)

Net Increase in Cash and Cash Equivalents	1,308,409	129,961

Cash and Cash Equivalents – Beginning of year	584,002	454,041

Cash and Cash Equivalents – End of year	$1,892,051	$584,002

See Notes to Financial Statements.

Wolverine Energy, L.L.C.

Notes to Financial Statements
December 31, 2000 and 1999

Note 1 – Nature of Business and Significant Accounting Policies

Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities

Working Interests and Land Leases Held for Resale – WELLC has acquired certain oil and gas working interests and land leases for the purpose of selling these interests to oil and gas entities. Such working interests and land leases held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interests and land leases have been impaired. If impairment exists, a loss is recognized by recording an impairment allowance. Abandonments of working interests and land leases held for resale are charged to expense. As of December 31, 2000 and 1999, no reserve for impairment has been recorded.

Investments in Related Entities – Investments in related entities are accounted for under the equity method since WELLC has significant influence over the management of these entities. WELLC is the manager of the oil and gas entities and makes initial capital contributions in accordance with provisions in the respective placement memorandum governing the activities of the particular entity. Income or losses are allocated to the investment accounts according to WELLC’s ownership interest in the entities, and distributions received are deducted from the investment accounts.

Turnkey Drilling Revenue – WELLC enters into contracts with affiliated entities to sell them oil and gas working interests under turnkey drilling agreements. Under the terms of the agreements, the entities pay a fixed price for acquisition, drilling, and completion costs and receives working interests in the wells. WELLC agrees to monitor the well operator’s obligation to conduct the drilling and completion of each well. Turnkey revenue is recognized when the related services have been performed (working interests have been sold) and substantially all future obligations have been settled.

Wolverine Energy, L.L.C.

Note 1 – Nature Of Business and Significant Accounting Policies (Continued)

Cost of Sales – The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in accounts payable at December 31, 2000 and 1999, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

Organizational Fees – In connection with the organization and offering stage of related oil and gas entities WELLC receives an organizational fee ranging from 1.0 to 2.5 percent from investor subscriptions, which is credited to income as earned.

Equipment – Equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred.

Income Taxes – No provision for federal income taxes has been included in the financial statements since all income and expenses of the LLC are allocated to the member for inclusion in his respective income tax return.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Wolverine Energy, L.L.C.

Note 2 – Affiliated Oil and Gas Entities

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

WELLC holds the following investment interest in the entities:

	2000	1999

Wolverine Antrim Development 1995, LLC	18.9%	18.9%

Wolverine Antrim Development 1996-1, LLC	12.8%	12.8%

Wolverine Antrim Development 1996-2, LLC	14.5%	14.5%

Wolverine Antrim Development 1997-1, LLC	14.8%	14.8%

Wolverine Antrim Development 1997-2, LLC	14.5%	14.5%

Wolverine Antrim Development 1998-1, LLC	12.5%	12.5%

Wolverine Energy 1998-1999 (A) Development Company, LLC	10.0%	10.0%

Wolverine Development 1999-1, LLC	11.5%	11.5%

Wolverine Antrim Development Spotted Horse Prospect, LLC	5.0%

Wolverine Antrim Development Spotted Horse Prospect #2, LLC	1.0%

Wolverine Antrim Development Spotted Horse Prospect #3, LLC	1.0%

Wolverine Antrim Development Spotted Horse Prospect #4, LLC	1.0%

Wolverine Development 2000-1A, LLC	1.0%

Wolverine Energy, L.L.C.

Note 2 – Affiliated Oil and Gas Entities (Continued)

Following is a summary of the financial position and results of operations of entities whose investments are accounted for under the equity method of accounting:

	2000	1999

Current assets	$1,764,207	1,278,327

Other assets (net)	32,477,769	18,498,425

Total assets	$34,241,976	$19,776,752

Current liabilities	$2,629,644	$1,226,593

Equity	31,612,332	18,550,159

Total liabilities and equity	$34,241,976	$19,776,752

Net loss	$(609,858)	$(1,849,753)

Note 3 – Line of Credit

The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at 1.5 percent above the New York Citibank prime rate (effective rate of 10 percent at December 31, 1999). WELLC’s credit limit is $325,000. The line of credit is guaranteed by the member. As of December 31, 2000 there were no outstanding amounts owed on the line of credit.

Wolverine Energy, L.L.C.

Note 4 – Long-term Debt

Long-term debt consists of the following:

	2000	1999

Notes payable to unrelated parties due in monthly installments of $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain investments of the Company and is guaranteed by the member.	$200,000	$200,000

Note payable to an unrelated company, due in monthly interest payments of $3,083, at a rate of prime plus 10 percent for an effective rate of 18.5 percent at December 31, 1999. The note is collateralized by all assets of the Company and is guaranteed by the member. The balance of the note was paid during 2000.	—	200,000

Note payable to bank, due in monthly installments of $502, including interest at a rate of 15.95 percent. The note is collateralized by equipment. The balance of the note was paid during 2000.	—	7,191

Note payable to bank, due in monthly payments of $6,250 plus interest at a rate of prime plus 1.5 percent for an effective rate of 10.5 percent at December 31, 2000. The note is collateralized by all assets of the Company and is guaranteed by the member. Final payment is due April 2003.	168,660	243,660

Total	368,660	650,851

Less current portion	105,000	307,500

Long-term portion	$263,660	$343,351

Wolverine Energy, L.L.C.

Note 4 – Long-term Debt (Continued)

Minimum principal payments on long-term debt to maturity as of December 31, 2000, are as follows:

2001	$105,000

2002	105,000

2003	158,660

Total	$368,660

Note 5 – Related Party Transactions

Because of the nature of WELLC’s business, a significant number of transactions are with related parties.

During 2000 and 1999, WELLC earned turnkey revenue from related entities in the amount of $15,282,098 and $5,299,072, respectively. The balance of turnkey revenues and allocated expenses owed to WELLC, included in accounts receivable, as of December 31, 2000 and 1999, totaled $4,793,153 and $945,997, respectively.

During 2000 and 1999, WELLC charged organizational fees to related entities in the amount of $379,590 and $304,057, respectively.

WELLC advanced $973,217 to related entities during 2000. The amounts are due on demand.

Wolverine Energy, L.L.C.

Note 6 – Cash Flows

A reconciliation of net income to net cash flows from operating activities is as follows:

	2000	1999

Net income	$731,742	$743,804

Adjustments to reconcile net income to net cash from operating activities:

Depreciation expense	3,061	18,494

Loss on disposal of equipment	13,631	—

Loss from equity investments	107,731	128,640

(Increase) decrease in assets:

Accounts receivable	(3,957,965)	(281,028)

Working interests held for resale	260,479	23,924

Prepaid expenses	8,129	(7,950)

Other assets	3,980	6,361

Increase (decrease) in liabilities:

Accounts payable	6,627,695	302,017

Accrued expenses	(10,611)	(10,854)

Net cash provided by operating activities	$3,787,872	$923,408

There were no significant non-cash investing and financing activities during 2000 and 1999.

Note 7 – Commitments and Contingencies

As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of these entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

WELLC currently has one offering it is soliciting, with a combined maximum investor contribution limit of $6,000,000. The manager is required to match every capital contribution from an investor with a capital contribution equal to 1.0 percent of the investor contribution.

Subsequent to year-end, the Company guaranteed 20 percent of the outstanding $3,100,000 in debt of a related party, for a total of $620,000.

ADDITIONAL INFORMATION

To the Member
Wolverine Energy, L.L.C.

The Estimates of Natural Gas Reserves on pages 15 and 16 are not a required part of the basic financial statements of Wolverine Energy, L.L.C. (a Michigan limited liability corporation), but constitute additional supplementary information for additional analysis. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

May 2, 2001

Wolverine Energy, L.L.C.

Estimates of Natural Gas Reserves – Unaudited
December 31, 2000

The following estimates of proven developed natural gas reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by WELLC’s accounting personnel as of December 31, 2000. They do not purport to reflect realizable values or fair market values of WELLC’s reserves. WELLC emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas properties. Accordingly, these estimates are expected to change, as future information becomes available.

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

WELLC forms oil and gas entities for the purpose of investing in oil and gas drilling programs. WELLC retains an investment interest in each of the programs formed. WELLC’s equity interest in proven developed reserves and standardized measure of discounted future net cash flows for each of its investments is presented as follows:

Wolverine Energy, L.L.C.

Estimates of Natural Gas Reserves – Unaudited (Continued)
December 31, 2000

Equity Interest in Proven Developed Reserves

	Total	Wolverine	Wolverine
	Reserves	Interest	Reserves
Program	MMCF	%	MMCF

Trust 95	3,447	18.90%	651

1996-1	1,952	12.80%	250

1996-2	10,565	14.50%	1,532

1997-1	11,341	14.80%	1,678

1997-2	33,221	14.50%	4,817

1998-1	32,046	12.50%	4,006

1998-1999A	24,823	10.00%	2,482

1999-1	28,544	11.50%	3,283

Spotted Horse #1	14,470	5.00%	724

Spotted Horse #2	12,128	1.00%	121

Spotted Horse #3	22,601	1.00%	226

Spotted Horse #4	14,987	1.00%	150

2000-1A	2,584	1.00%	26

Total	212,709		19,946

Wolverine Energy, L.L.C.

Estimates of Natural Gas Reserves – Unaudited (Continued)
December 31, 2000

Equity Interest in Standardized Measure of Discounted Future Cash Flows

	Wolverine	Future	Wolverine
	Reserves	Development	Net Present
Program	MMCF	Costs	Value

Trust 95	651	$—	$487,180

1996-1	250	—	80,939

1996-2	1,532	—	757,953

1997-1	1,678	—	716,130

1997-2	4,817	—	1,118,420

1998-1	4,006	—	1,452,977

1998-1999A	2,482	—	442,190

1999-1	3,283	—	957,838

Spotted Horse #1	724	—	1,154,400

Spotted Horse #2	121	—	214,130

Spotted Horse #3	226	—	399,060

Spotted Horse #4	150	—	224,829

2000-1A	26	—	38,764

Total	19,946	$—	$8,044,810

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

      The Company has nothing to report in this item.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

WOLVERINE ENERGY, L.L.C.

      Wolverine Energy, L.L.C., (i.e., the Manager) is a Michigan limited liability company which was organized to continue the business of a group of affiliated entities of which Mr. Arbaugh was a 50 percent equity owner (collectively, the “Prior Manager”) and through which Mr. Arbaugh had previously conducted his natural gas investment business. The Manager was formed by Mr. Arbaugh after the reorganization of the business of the Prior Manager and the termination of the activities of the Prior Manager as an organizer of new natural gas development projects. All of the outstanding member’s equity of the Manager is owned by Mr. Arbaugh or his affiliates.

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

AFFILIATED COMPANIES

      Mr. Arbaugh is also an equity investor, though not individually or with any affiliate with a controlling interest, in the following companies:

MOBILE INFORMATION SERVICES, INC. — pager interface trust company operating in Chicago, Illinois

WOLVERINE TOWERS, INC. — owner of radio and television transmission tower in Lansing, Michigan

SUPERBROKERS, INC. — yacht brokerage located in Traverse City, Michigan

EXECUTIVE OFFICERS AND DIRECTORS OF THE MANAGER

      GEORGE H. ARBAUGH, JR., age 60, is the sole manager and CEO of the Manager. Mr. Arbaugh was awarded a bachelors degree in Economics from Michigan State University in 1963. He was sole proprietor of a chain of sporting goods stores in Michigan from 1969 until he sold that business in 1977. From 1977 until 1979, Mr. Arbaugh acted as an independent consultant and sales representative for a major sporting goods manufacturer. Mr. Arbaugh acquired his interest in the Prior Manager in 1978 and was actively engaged in its activities full time from that time until its reorganization in November 1995. Mr. Arbaugh remains actively engaged in the business of the Prior Manager on a less than full-time basis. He is a 42.5% equity owner of the Prior Manager. Mr. Arbaugh has been active in the oil and gas investment business since 1978 for his own account and through investment entities. Mr. Arbaugh formed the Manager in November 1995 and has been actively engaged in its activities full time since then.

      EDWARD H. MARGOLIN, age 65, has been the President of the Manager since April, 2001. He is responsible primarily for managing investor relations, including oversight of selling broker-dealers. From 1999 until joining the Manager, Mr. Margolin worked as a consultant through his wholly owned company, Consolidated Capital Financial Services, located in Mill Valley, California. In this capacity, Mr. Margolin assisted emerging growth companies and oil and gas ventures in their efforts to raise equity capital. From 1997 to 1999, Mr. Margolin served as Project Manager and Managing Director for Special Projects for American Tower Corp. out of Boston, Massachusetts, a company engaged in building and leasing communications towers. From 1995 to 1997 and 1987 to 1993, Mr. Margolin was affiliated with First Consolidated Capital of Sausalito, California, where he consulted to start-up and second stage companies in connection with raising capital. Mr. Margolin has also worked as Executive Vice President of Spacetime Arts of Sausalito, California (1993-1995), and president of EHM & Associates, Inc. (1971-1987).

      GARY L. FOLTZ, age 59, has been Executive Vice President and Chief Operating Officer of the Manager since May 1, 1997. His main responsibility is to oversee and manage the operations of the Manager. Mr. Foltz was awarded a Bachelors Degree in Business Administration and a Juris Doctorate Degree in 1968 from the University of Kentucky. Mr. Foltz was employed for two years by the State of Kentucky and for three years by First Kentucky Trust Company, Louisville, Kentucky, as a specialist in personal estate and tax planning. In 1973, Mr. Foltz joined Dooley’s, Inc., a developer and operator of restaurants and night clubs in university communities. He was personally involved in the planning and development of four Dooley’s units, representing an investment exceeding $5,000,000, and the employment of over 300 employees. In addition to his restaurant experience, Mr. Foltz has served as general partner and manager of various business developments outside the oil and gas industry. Mr. Foltz is also a major stockholder and director of Crystal Computer Corporation in San Jose, California. He is the 100 percent owner of a hospitality industry consulting company, and investor/developer of several real estate projects.

Item 10. Executive Compensation

      Program A’s Operating Agreement requires Program A to pay the Manager certain fees, including a one-time Management Fee equal to two and one-half percent of the Interestholders’. The actual management fees paid to the Manager by Program A were $53,109 in 1999 and $17,342 in 1998.

      Program A’s Operating Agreement also requires Program A to pay the Manager an annual administrative cost allowance equal to two and one-half percent of the Interestholders’ capital contributions, subject to an annual COPAS adjustment, starting in the month that Program A first realizes revenue from production. The Manager is allowed to waive or defer the payment of this allowance on a month-by-month basis. In 2000, the Manager waived all of the administrative cost allowance accrued.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The Manager owns five percent of Program A’s outstanding Interests.

Item 12. Certain Relationships and Related Transactions

      Program A was organized by the Manager and was activated on December 31, 1999. Program A has purchased all of its natural gas wells from the Manager under a turnkey arrangement. In 1999, Program A incurred an obligation to pay the Manager $1,937,629 to purchase gas wells. Program A still owes the Manager $62,039 of this obligation. The cost to the Manager of the well interests purchased by Program A was approximately $1,705,475.

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

WOLVERINE ENERGY 1998-1999 (A) DEVELOPMENT COMPANY, L.L.C. By: Wolverine Energy, L.L.C., Manager

By: //George H. Arbaugh, Jr.//
George H. Arbaugh, Jr., Sole Manager And Chief Executive Officer

Date: May 30, 2001

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date

By: //s// George H. Arbaugh, Jr. George H. Arbaugh Jr.	Sole Manager, Chief Executive Officer and Chief Accounting Officer	May 30, 2001

EXHIBIT INDEX

Exhibit No.	Description

(3)(i)	Articles of Organization of Program A	Form 10-KSB for 12/31/99

	Articles of Organization of Manager	Registration Statement

(4)	Instruments defining rights of security holders

	- Operating Agreement – Program A	Form 10-KSB for 12/31/99

	- Operating Agreement – Manager	Registration Statement

(9)	Voting Trust Agreement	N/A

(10)	Material contracts

	- Federated Agreement	Form 10-KSB for 12/31/99

	- Turnkey Agreement	Form 10-KSB for 12/31/99

(11)	Statement of Computation of per-share earnings	N/A

(13)	Annual Report	N/A

(16)	Letter regarding change in certifying accountant	N/A

(18)	Letter regarding change in accounting principles	N/A

(19)	Previously unfiled documents	N/A

(22)	Subsidiaries of Registrant	N/A

(23)	Published report regarding matters submitted to vote	N/A

(24)	Consent of experts and counsel	N/A

(25)	Power of Attorney	N/A