Form 10QSB
period 2001-03-31
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-10-12
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001
                                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from            to

                         Commission file number 33-95156

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

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                       BALANCE SHEET
                                                                                    --------------------
                                                                                          3/31/01
                                                                                    --------------------
                                                     ASSETS

         CURRENT ASSETS
            Cash and cash equivalents                                               $             3,475
            Accounts Receivable                                                                      --
                                                                                    -------------------

                                                              Total Current Assets                3,475

         PROPERTY AND EQUIPMENT
            Wells and related equipment and facilities                                        2,581,091
            Accumulated depreciation and depletion                                              (16,552)
                                                                                    -------------------

                                                               Net carrying amount            2,564,539
                                                                                    -------------------

                                                                      TOTAL ASSETS  $         2,568,014
                                                                                    ===================

                                        LIABILITIES AND MEMBERS' EQUITY

         CURRENT LIABILITIES
            Bank overdraft                                                                           --
            Accounts payable                                                                     18,778
            Accounts payable-related party                                                       62,039
            Advances from related party                                                         158,516
                                                                                    -------------------

                                                         Total current liabilities              239,333

         MEMBERS' EQUITY                                                                      2,328,681
                                                                                    -------------------

                                             TOTAL LIABILITIES AND MEMBERS' EQUITY  $         2,568,014
                                                                                    ===================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                                       STATEMENT OF OPERATIONS
                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31
                                                                                ------------------------------------
                                                                                      2001                2000
                                                                                -----------------    ---------------
      REVENUE
           Natural gas sales                                                    $          6,934     $          418
           Interest income                                                                    --              2,759
                                                                                ----------------     --------------

                                                                 Total revenue             6,934              3,177

      EXPENSES
           Well operating fees                                                             6,851                919
           Depreciation and depletion                                                      4,000                 --
           Professional fees                                                              21,003              2,729
           General and administrative                                                     11,897              7,886
                                                                                ----------------     --------------

                                                                Total expenses            43,751             11,534
                                                                                ----------------     --------------

      NET LOSS                                                                  $        (36,817)    $       (8,357)
                                                                                ================     ==============

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                                STATEMENT OF CASH FLOWS
                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                          ------------------------------------
                                                                               2001                2000
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                          $         6,934     $         9,670
    Cash paid to suppliers and related party                                      (23,472)             (3,699)
    Interest received                                                                  --               2,759
                                                                          ---------------     ---------------

                                          Net cash provided by (used in)
                                                    operating activities          (16,538)              8,730

CASH FLOWS FROM FINANCING ACTIVITIES
   Syndication costs paid                                                              --             (96,876)
   Repayment of short-term loan from related
   party                                                                               --            (154,590)
   Advances from related party                                                     90,791                  --
   Distributions to members                                                       (70,778)                 --
                                                                          ---------------     ---------------

                                          Net cash provided by (used in)
                                                    financing activities           20,013            (251,466)
                                                                          ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                         3,475            (242,736)

CASH AND CASH EQUIVALENTS - Beginning of period                                        --             410,928

CASH AND CASH EQUIVALENTS - End of period                                 $         3,475     $       168,192
                                                                          ================    ================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy 1998-1999(A) Development Company, L.L.C. (the LLC) was organized on May 30, 1998 under the laws of the State of Michigan to engage in oil and gas exploration, drilling, production and sales of natural gas at properties located throughout the United States. During 1999 and 2000, the LLC advanced monies for re-completion at properties located in Kansas. By the end of 2000, the LLC had 36 net well interests in production.

         Cash and Cash Equivalents - The LLC considers all liquid investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

         Turnkey Agreements - The LLC entered into contracts with the Manager to drill gas wells. Under the terms of the contracts, the Manager managed the drilling of the wells and the LLC paid a fixed cost per well working interest. The LLC advanced funds to the Manager in order to finance the drilling activity.

         Wells in Process - The LLC uses the successful efforts method of accounting for its gas working interests. Costs to acquire the working interest, which include the LLC's proportionate share of acquisition, drilling and completion costs, are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the unit of production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

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

NOTE 2 - STATUS OF WELLS IN PROCESS

         As of December 31, 2000, all of the Wells in which the LLC owns an interest were completed and in production. The wells are connected to a pipeline that is experiencing mechanical restraints and capacity limitations that affect the amount of gas that can flow from the wells. The Manager participated in a joint venture that acquired the pipeline in 2000. In the first quarter of 2001, the joint venture undertook certain improvements to the pipeline. Nonetheless, the volume of production is still not meeting expectations, and the Manager is engaged in further study of the wells and their infrastructure.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The LLC had acquired working interests in gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement required the investor interest holders to pay approximately 95 percent of the cost of acquiring the working interests and the Manager to pay the remaining five percent of such costs. Intangible drilling costs are allocated 100 percent to the investor interest holders. Net profits from sales of production are allocated approximately 90 percent to the investor interest holders and 10 percent to the Manager; until such time that the investor interest holders have recovered their investment in the LLC. Thereafter, net profits are allocated approximately 70 percent to the investor interest holders and 30 percent to the Manager.

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. Of this amount, $62,039 and $173,993, respectively, is included in accounts payable at March 31, 2001 and 2000.

         WELLC advanced $90,791 to the LLC during the first quarter of 2001. The balance sheet also reflects advances from WELLC to the LLC made in 2000 in the amount of $67,725. These amounts are due on demand.

NOTE 4 - CASH FLOWS

         The LLC still owes money associated with the expense of acquiring the gas well working interests and drilling expense that were incurred in 1999 and 2000. Accounts payable includes $62,039 and $173,993, respectively for this purpose, at March 31, 2001 and 2000. Accounts payable for operations were $18,778 and $0 respectively at March 31, 2001 and 2000.

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                                      BALANCE SHEET
                                                                                  -----------------------

                                                                                         3/31/01
                                                                                  -----------------------
                                                    ASSETS

       CURRENT ASSETS
          Cash and cash equivalents                                               $               99,622
          Accounts Receivable:
                Related entities                                                               2,272,106
                Member Receivable                                                                238,000
                Other                                                                            211,348
          Working interests held for resale                                                    1,773,235
          Prepaid expenses                                                                        14,000
                                                                                  ----------------------

                                                            Total Current Assets               4,608,311

       EQUIPMENT
          Office equipment                                                                        45,465
          Accumulated depreciation                                                               (35,219)
                                                                                  ----------------------

                                                             Net carrying amount                  10,246

       INVESTMENTS IN RELATED ENTITIES                                                         1,436,951
       OTHER ASSETS, NET                                                                              --
                                                                                  ----------------------

                                                                    Total Assets              $6,055,508
                                                                                  ======================

                                   LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

       CURRENT LIABILITIES
          Line of Credit                                                          $              325,000
          Current portion of long-term debt                                                      105,000
          Accounts payable:
                Trade                                                                            881,928
                Operators                                                                      4,544,290
                Other                                                                                 --
          Accrued expenses                                                                         3,209
                                                                                  ----------------------

                                                       Total current liabilities               5,859,427

       LONG-TERM DEBT                                                                            244,910

       MEMBERS' EQUITY (DEFICIT)                                                                 (48,829)
                                                                                  ----------------------

                                 TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)  $            6,055,508
                                                                                  ======================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                         STATEMENT OF OPERATIONS
                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31
                                                                 ----------------------------------------

                                                                       2001                  2000
                                                                 ------------------    ------------------
        REVENUE
             Turnkey revenue                                     $       2,078,281     $         568,030
             Management fees                                                    --                16,051
             Other income                                                       19                   173
                                                                 -----------------     -----------------

                                                  Total revenue          2,078,300               584,254

        EXPENSES
             Cost of Sales                                               1,603,834               500,028
             General and administrative                                    983,517               373,730
                                                                 -----------------     -----------------

                                                 Total expenses          2,587,351               873,758
                                                                 -----------------     -----------------

        OPERATING LOSS                                           $        (509,051)    $        (289,504)
                                                                 =================     =================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                      STATEMENT OF CASH FLOWS
                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                           --------------------------------------------

                                                                                  2001                    2000
                                                                           --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and related
    parties                                                                $         5,504,092     $           505,553
    Cash paid to operators, employees and
      suppliers                                                                     (6,707,418)             (1,189,342)
                                                                           -------------------     -------------------

                                    Net cash used in investing activities          (1,203,326)               (683,789)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                                   --                 (6,243)
    Cash paid for investments in LLC's                                                 (21,458)                (14,543)
                                                                           -------------------     -------------------

                                    Net cash used in investing activities              (21,458)                (20,786)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit, net of
   repayments                                                                         325,000                      --
   Payments on Long term debt                                                         (18,750)                (20,392)
   Loans to member                                                                   (238,000)                      --
   Contributions from member                                                                --                 267,332
   Distributions to member                                                           (635,895)                      --
                                                                           -------------------     -------------------

                                           Net cash provided by (used in)
                                                     financing activities            (567,645)                 246,940
                                                                           -------------------     -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,792,429)               (457,635)
                                                                           -------------------     -------------------
CASH AND CASH EQUIVALENTS - Beginning of period                                      1,892,051                 584,002
                                                                           -------------------     -------------------

CASH AND CASH EQUIVALENTS - End of period                                  $            99,622     $           126,367
                                                                           ===================     ===================

                            WOLVERINE ENERGY, L.L.C.
                          Notes to Financial Statements
                                 March 31, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests and land leases for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interests and land leases have been impaired. If impairment exists, a loss is recognized by recording an impairment allowance. Abandonments of working interests and land leases held for resale are charged to expense. As of March 31, 2001 no reserve for impairment has been recorded.

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

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at March 31, 2001 and 2000, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

         Organizational Fees - In connection with the organization and offering stage of related oil and gas entities, WELLC may receive an organizational fee ranging from 1.0 to 2.5 percent from investor subscriptions, which is credited to income as earned.

         Equipment - Equipment is recorded at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred.

         Income Taxes - No provision for Federal income taxes has been included in the financial statements since all income and expenses of WELLC are allocated to the member in his Federal income tax return.

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

NOTE 2 - AFFILIATED OIL AND GAS ENTITIES

         WELLC sponsors the formation of entities, typically limited liability companies, for the purpose of conducting oil and gas exploration, development, and production activities on oil and gas properties. WELLC serves as manager of these entities and, as such, has full and exclusive discretion in the management and control. The turnkey drilling and operating agreements that WELLC enters into with the entities provide that the entities pay for the drilling costs of the wells at an agreed upon price per well. Profits from oil and gas properties are allocated based on the working interest ownership percentage of the properties.

         WELLC holds the following investment interest in the following entities at March 31:

                                                                                             2001          2000
                                                                                             ----          ----
         Wolverine Antrim Development 1995, LLC                                              18.9%         18.9%
         Wolverine Antrim Development 1996-1, LLC                                            12.8%         12.8%
         Wolverine Antrim Development 1996-2, LLC                                            14.5%         14.5%
         Wolverine Antrim Development 1997-1, LLC                                            14.8%         14.8%
         Wolverine Antrim Development 1997-2, LLC                                            14.5%         14.5%
         Wolverine Antrim Development 1998-1, LLC                                            12.5%         12.5%
         Wolverine Energy 1998-1999(A) Development
         Company, LLC                                                                        10.0%         10.0%
         Wolverine Antrim Development 1999-1, LLC                                            11.5%         11.5%
         Wolverine Antrim Development Spotted Horse
         Prospect, LLC                                                                        5.0%
         Wolverine Antrim Development Spotted Horse
         Prospect #2, LLC                                                                     1.0%
         Wolverine Antrim Development Spotted Horse
         Prospect #3, LLC                                                                     1.0%
         Wolverine Antrim Development Spotted Horse
         Prospect #4, LLC                                                                     1.0%
         Wolverine Development 2000-1A, LLC                                                   1.0%
         Wolverine Development Spotted Horse Prospect
         2001(A), LLC                                                                         1.0%

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at one and one-half percent above the New York Citibank prime rate. WELLC's credit limit is $325,000. The member guarantees the line of credit. As of March 31, 2001, the full $325,000 had been borrowed against the line of credit.

NOTE 4 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                                                                  2001          2000
                                                                                                  ----          ----
         Notes payable to unrelated parties due in monthly installments of
         $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain
         investments of the Company and is guaranteed by the member.                           $200,000       $200,000

         Note payable to an unrelated company due in monthly interest payments of $3,083 at a rate of prime plus 10 percent. The note is
         collateralized by all assets of the Company and is guaranteed by the
         member. The balance of the note was paid during 2000.                                       -0-       200,000

         Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95 percent. The note is collateralized by
         equipment. The balance of the note was paid during 2000.                                    -0-         5,549

         Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus one and one-half percent. The note is collateralized by all assets of the Company and is guaranteed by the
         member. Final payment is due April 2003.                                               149,910        224,910

         Total                                                                                 $349,910       $630,459

         Less current portion                                                                   105,000        107,500

         Long-term portion                                                                     $244,910       $522,959

NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties.

         During the first quarter of 2001 and 2000, WELLC earned turnkey revenue from related entities in the amount of $2,078,281 and $568,030, respectively. The balance of turnkey revenues, allocated expenses, and advance reimbursements owed to WELLC included in accounts receivable at March 31, 2001 and 2000 totaled $2,272,106 and $915,999, respectively.

         WELLC loaned $238,000 to its Member in the first quarter of 2001, which is payable on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of March 30, 2001, WELLC currently has one offering it is soliciting with a maximum investor contribution limit of $6,000,000. WELLC is required to match every capital contribution from an investor with a capital contribution of one percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $60,000 in limited company memberships.

         In the first quarter of 2001, WELLC guaranteed 20 percent of the outstanding $3,100,000 in debt of a related party, for a total of $620,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


         This discussion should be read in conjunction with the financial statements and accompanying notes.

                PROGRAM A - FOR THE PERIOD ENDING MARCH 31, 2001

RESULTS OF OPERATIONS

         During the three months ending March 31, 2001, Program A sold 977 mcf of gas at an average price $7.08 per mcf, compared to the sale of 201 mcf at an average price of $2.08 per mcf during the first three months of 2000. Revenues from operations were $6,934 during the first quarter of 2001, compared with $418 during the first quarter of 2000.

         Operating expenses averaged $7.01 per mcf during the first three months of 2001 compared to $4.57 per mcf during the first three months of 2000. This is reflected in well operating fees for the first three months of 2001 of $6,851 compared with $919 for the first three months of 2000. The reason for this significant increase in operating expenses during the year 2001 was the very cold conditions in the field, which caused freezing problems at the wells and created difficulty in keeping the compressors running. It is impossible to predict from year to year how severe winter weather conditions will be and what impact that may have on operating expenses.

         Other expenses during the first quarter of 2001 were significantly greater than the first quarter of 2000. For example, a depreciation and depletion expense of $4,000 was recorded for the first quarter of 2001. Because the wells were not yet in production during the first quarter of 2000, there was no depreciation and depletion expense recorded in the first quarter of 2000. In addition, professional fees were significantly higher in the first three months of 2001 ($21,003 compared with $2,729 in the first three months of 2000). This difference in expense levels for professional fees is explained in part by the fact that the Company's financial statements for the year 1999 were completed late in the year of 2000, with invoices paid during the first quarter of 2001. Additional legal fees were also recorded because of certain regulatory problems associated with the Company's reliance on prior counsel to register the offering of memberships in Program A with certain state regulatory offices and the later discovery that this had not occurred in some cases. Expenses for general and administrative were recorded at $7,886 in the first quarter of 2000, as compared to $11,897 in the first quarter of 2001. This $4,001 variance reflects the cost of the engineering report for the evaluation of reserves. An engineering report will be obtained annually from this point forward at an anticipated annual cost of $4,000 to $6,000.

         As reflected in the Company's 10-KSB for the fiscal year ending December 31, 2000, CB Pipeline, L.L.C., which is owned 50 percent by affiliates of the Manager and 50 percent by Spartan Energy, Ltd., purchased Great Eastern Pipeline, which is intended to service the wells in Program A. During the first quarter of 2001, CB Pipeline, L.L.C. replaced two compressors associated with the pipeline, including the main compressor at the Williams Tap. While there has been some improvement in overall volumes, the response has not met the Manager's expectations. Accordingly, the Manager has contracted with Bach Enterprises, an independent third party based in Kalkaska, Michigan, to review all of the wells and infrastructure in the Independence Prospect, which is where all of the wells owned by Program A are located. Bach Enterprises' report is expected to be received in late summer or early fall of 2001, and will provide the basis for any additional steps to be taken with a goal of improving results.

         Natural gas prices reached an all-time high of close to $10 per mcf in January, 2001. By March 2001, gas prices had fallen to an average of $3.91 per mcf. Various factors beyond the control of Program A and the Manager will affect prices of gas in the future including, but not limited to, the world wide supply of gas, political instability or armed conflict in gas-producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, and changes in existing federal regulations and price controls. Prices for gas have historically fluctuated greatly, and markets for gas continue to be volatile. The generally unsettled nature of energy markets makes it particularly difficult to estimate future prices of gas and any assumptions about future prices may prove to be inaccurate. Nonetheless, the Manager does anticipate that gas prices will probably be higher during the winter heating season than during periods of warmer weather.

         Under Program A's operating agreement, the Manager is entitled to receive an administrative cost allowance. The Manager is allowed to waive or defer the administrative cost allowance. For the first quarter of 2001, the Manager has elected to waive its administrative cost allowance from Program A. Accordingly, no liability was booked for this expense.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2001, Program A's cash flow from operations was $(16,538), compared to $8,730 in 2000. This difference was caused predominantly by the higher operating costs created by the cold weather, as reflected in the discussion above.

         Program A continues to owe the Manager $62,039 as the balance due on the turnkey price payable to the Manager for the well interests purchased by Program A. This compares to a balance owed to the Manager for the turnkey price of $173,993 owed as of March 31, 2000. The Manager has made advances to Program A to permit distributions to the investors. These advances are payable on demand. During the first quarter of 2001, the Manager advanced $90,791 to Program A, and Program A made distributions to members equal to $70,778. Program A continues to experience shortages of cash flow due to unexpectedly low production. To date, shortfall has been satisfied through advances from the Manager. Program A does not have any line of credit or similar debt facility.

               THE MANAGER - FOR THE PERIOD ENDING MARCH 31, 2001

RESULTS OF OPERATIONS


         Total turnkey revenues earned by the Manager have risen significantly. During the first quarter of 2000, turnkey revenues were $568,030. During the first quarter of 2001, turnkey revenues were $2,078,281, reflecting an increase of $1,510,251 or 366 percent. Costs of sales associated with the turnkey revenues also increased significantly from $500,028 in the first quarter of 2000 to $1,603,834 in the first quarter of 2001. This is a difference of $1,103,806 or 321 percent. There was a resulting increase in gross margin from 11.97 percent in the first quarter of 2000 to 22.82 percent in the first quarter of 2001.

         The Manager also experienced a significant increase in general administrative expense, from $373,730 in the first quarter of 2000, to $983,517 in the first quarter of 2001, an increase of $609,787, or 263 percent. This increase reflects the Manager's focus on growing the business during a period of strong demand for natural gas. In addition, because of the substantial number of programs now under management by the Manager, additional administrative personnel support had to be added. There was also a significant increase in expenditures for travel.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore, the Manager has not recognized a meaningful level of profits from its investments in natural gas investment programs.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Manager had $99,622 in cash and cash equivalents available. This compares with $126,367 available at March 31, 2000. The Manager has a line of credit in the amount of $325,000, which had not been drawn on at March 31, 2000, but which has been entirely drawn down as of March 31, 2001. While the Manager's accounts payable have increased substantially as of March 31, 2001 ($5,426,218) compared to March 31, 2000 ($1,711,823), the Manager's accounts receivable have also increased substantially (March 31, 2001 of $2,721,454 compared to March 31, 2000 of $1,056,765). The accounts receivable at March 31, 2001 are all due on demand and include amounts due from related entities in the amount of $2,272,106 and an account receivable from the Manager's member for a loan advance in the amount of $238,000. The Manager does not contemplate having to borrow additional moneys or open an additional line of credit.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                 WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                 COMPANY, L.L.C.
                                 BY:  WOLVERINE ENERGY, L.L.C., MANAGER


                                 By:          //George H. Arbaugh, Jr.//
                                              ----------------------------------
                                         George H. Arbaugh, Jr., Sole Manager
                                         and Chief Executive Officer

                                 Date: October 5, 2001

                                  EXHIBIT INDEX

--------------------- -------------------------------------------------------------- ----------------------------------------
Exhibit No.                                    Description                                       Cross-Reference
-----------                                    -----------                                       ---------------
--------------------- -------------------------------------------------------------- ----------------------------------------
2                     Plan of acquisition, etc.                                      N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
3.1                   Articles of Organization of Program A                          10-KSB (12/99)
3.2                   Articles of Organization of Manager                            Registration Statement
--------------------- -------------------------------------------------------------- ----------------------------------------
                      Instruments defining rights of security holders
4.1                   (Operating Agreement - Program A)                              10-KSB (12/99)
4.2                   (Operating Agreement - Manager)                                Registration Statement
--------------------- -------------------------------------------------------------- ----------------------------------------
11                    Statement of Computation of per-share earnings                 N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
18                    Letter regarding change in accounting principles               N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
19                    Previously unfiled documents                                   N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
20                    Reports furnished to security holders                          N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
23                    Published report regarding matters submitted to vote           N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
24                    Consent of experts and counsel                                 N/A
--------------------- -------------------------------------------------------------- ----------------------------------------
25                    Power of Attorney                                              N/A
--------------------- -------------------------------------------------------------- ----------------------------------------