Form 10QSB
period 2001-06-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-11-02
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2001
                                                  -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from           to
                                                 ---------    -----------

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

           Michigan                                   38-3435348 (Program A)
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                          ----------------

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

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                                    BALANCE SHEET
                                                               --------------------------------------------------------
                                                                   6/30/01              6/30/00            Variance
                                                               ----------------     ----------------     --------------
                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $            --      $         2,667      $     (2,667)
   Accounts Receivable                                                      --                1,250            (1,250)
                                                               ----------------     ----------------     --------------

                                         Total Current Assets               --                3,917            (3,917)

PROPERTY AND EQUIPMENT
   Wells and related equipment and facilities                        2,581,091            2,581,091                 --
   Accumulated depreciation and depletion                             (20,552)             (16,206)            (4,346)
                                                               ----------------     ----------------     --------------

                                          Net carrying amount        2,560,539            2,564,885            (4,346)
                                                               ----------------     ----------------     --------------

                                                 TOTAL ASSETS  $     2,560,539      $     2,568,802      $     (8,263)
                                                               ================     ================     ==============

               LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                              $         1,954      $            --      $       1,954
   Accounts payable                                                      3,871                   --              3,871
   Accounts payable-related party                                       99,142               58,065             41,077
   Advances from related party                                         244,516                   --            244,516
                                                               ----------------     ----------------     --------------

                                    Total current liabilities          349,483               58,065            291,418

MEMBERS' EQUITY                                                      2,211,056            2,510,737          (299,681)
                                                               ----------------     ----------------     --------------

                        TOTAL LIABILITIES AND MEMBERS' EQUITY  $     2,560,539      $     2,568,802      $     (8,263)
                                                               ================     ================     ==============

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                          STATEMENT OF OPERATIONS
                                                                      FOR THE SIX MONTHS ENDED JUNE 30
                                                        -------------------------------------------------------------
                                                              2001                 2000                Variance
                                                        -----------------    ------------------    ------------------
REVENUE
     Natural gas sales                                         $  22,213             $   2,602             $  19,611
     Interest income                                                  --                 2,804               (2,804)
                                                        -----------------    ------------------    ------------------

                                         Total revenue            22,213                 5,406                16,807

EXPENSES
     Well operating fees                                          22,367                 3,154                19,213
     Depreciation and depletion                                    8,000                    --                 8,000
     Professional fees                                            63,781                 2,729                61,052
     General and administrative                                   14,015                15,738               (1,723)
                                                        -----------------    ------------------    ------------------

                                        Total expenses           108,163                21,621                86,542
                                                        -----------------    ------------------    ------------------

NET LOSS                                                       $(85,950)             $(16,215)             $(69,735)
                                                        =================    ==================    ==================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                           STATEMENT OF OPERATIONS
                                                                      FOR THE THREE MONTHS ENDED JUNE 30
                                                         -------------------------------------------------------------

                                                               2001                 2000                Variance
                                                         -----------------    ------------------    ------------------
REVENUE
     Natural gas sales                                            $15,279                $2,184               $13,095
     Interest income                                                   --                    45                  (45)
                                                         -----------------    ------------------    ------------------

                                          Total revenue            15,279                 2,229                13,050

EXPENSES
     Well operating fees                                           15,516                 2,235                13,281
     Depreciation and depletion                                     4,000                    --                 4,000
     Professional fees                                             42,778                    --                42,778
     General and administrative                                     2,118                 7,852               (5,734)
                                                         -----------------    ------------------    ------------------

                                         Total expenses            64,412                10,087                54,325
                                                         -----------------    ------------------    ------------------

NET LOSS                                                        $(49,133)              $(7,858)             $(41,275)
                                                         =================    ==================    ==================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                             STATEMENT OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED JUNE 30
                                                               ----------------------------------------------------

                                                                   2001               2000             Variance
                                                               --------------     --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                   $  22,213          $  11,976         $  10,237
    Cash paid to suppliers and related party                        (59,734)            (5,950)          (53,784)
    Interest received                                                     --              2,804           (2,804)
                                                               --------------     --------------    ---------------

                               Net cash provided by (used in)
                                         operating activities       (37,521)              8,830          (46,351)

CASH FLOWS FROM FINANCING ACTIVITIES
   Syndication costs paid                                                 --           (96,876)            96,876
   Repayment of short-term loan from related party                        --          (270,518)           270,518
   Advances from related party                                       176,791                 --           176,791
   Distributions to members                                        (139,270)           (49,697)          (89,573)
                                                               --------------     --------------    ---------------

                               Net cash provided by (used in)
                                         financing activities         37,521          (417,091)           454,612
                                                               --------------     --------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      --          (408,261)           408,261

CASH AND CASH EQUIVALENTS - Beginning of period                           --            410,928         (410,928)
                                                               --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS - End of period                          $      --          $   2,667         $ (2,667)
                                                               ==============     ==============    ===============


            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         The LLC had acquired working interests in gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement required the investor interest holders to pay approximately 95 percent of the cost of acquiring the working interests and the Manager to pay the remaining five percent of such costs. Intangible drilling costs are allocated 100 percent to the investor interest holders. Net profits from sales of production are allocated approximately 90 percent to the investor interest holders and 10 percent to the Manager until such time that the investor interest holders have recovered their investment in the LLC. Thereafter, net profits are allocated approximately 70 percent to the investor interest holders and 30 percent to the Manager.

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. WELLC has also advanced the payment of other expenses on behalf of the Company. The Company owed WELLC $62,039 and $58,065 respectively at June 30, 2001 and 2000.

         WELLC advanced $176,791 to the LLC during the six months ended June 30, 2001. The balance sheet also reflects advances from WELLC to the LLC made in 2000 in the amount of $67,725. These amounts are due on demand.

         Under the LLC's operating agreement, WELLC is entitled to receive an administrative cost allowance equal to $6,184 per month. WELLC may defer or waive the allowance, in its discretion. WELLC has elected to defer the fee for the year 2001, while reserving the option of waiver at a later point in time. The administrative cost allowance was not booked in the first quarter. For this reason, six months worth of the allowance was booked during the second quarter totaling $37,103.

NOTE 4 - CASH FLOWS

         The LLC still owes money associated with the expense of acquiring the gas well working interests and drilling expense that were incurred in 1999 and 2000. Accounts payable includes $62,039 and $58,065, respectively for this purpose, at June 30, 2001 and 2000. Accounts payable for operations were $3,871 and $0 respectively at June 30, 2001 and 2000.

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                         BALANCE SHEET
                                                                           -------------------------------------------

                                                                                6/30/01                 6/30/00
                                                                           -------------------    --------------------
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $   67,369             $   120,507
   Accounts Receivable:
         Related entities                                                           1,958,201               1,829,251
         Other                                                                        202,043                 140,766
   Working interests held for resale                                                1,585,179               1,147,972
   Prepaid expenses                                                                        --                   7,538
                                                                           -------------------    --------------------

                                                     Total Current Assets           3,812,792               3,246,034

EQUIPMENT
   Office equipment                                                                    53,113                  39,849
   Accumulated depreciation                                                          (37,219)                (26,149)
                                                                           -------------------    --------------------

                                                      Net carrying amount              15,894                  13,700

INVESTMENTS IN RELATED ENTITIES                                                     1,520,920               1,343,248
                                                                           -------------------    --------------------

                                                             TOTAL ASSETS          $5,349,606             $ 4,602,982
                                                                           ===================    ====================

                LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Line of Credit                                                                    $325,000                $325,000
   Current portion of long-term debt                                                  105,000                 107,500
   Accounts payable:
         Trade                                                                        377,125                 205,698
         Operators                                                                  5,220,740               3,011,182
   Accrued expenses                                                                     3,184                   5,916
                                                                           -------------------    --------------------

                                                Total current liabilities           6,031,049               3,655,296

LONG-TERM DEBT                                                                        232,410                 502,908

MEMBER'S EQUITY (DEFICIT)                                                           (913,853)                 444,778
                                                                           -------------------    --------------------

                          TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)          $5,349,606              $4,602,982
                                                                           ===================    ====================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                           STATEMENT OF OPERATIONS
                                                                      FOR THE SIX MONTHS ENDED JUNE 30
                                                        --------------------------------------------------------------

                                                              2001                 2000                 Variance
                                                        -----------------    ------------------    -------------------
REVENUE
     Turnkey revenue                                          $4,225,918            $2,608,374             $1,617,544
     Management fees                                              42,479                38,967                  3,512
     Other income                                                     19                   190                  (171)
                                                        -----------------    ------------------    -------------------

                                         Total revenue         4,268,416             2,647,531              1,620,885

EXPENSES
     Cost of Sales                                             3,212,725             2,065,976              1,146,749
     General and administrative                                2,010,462             1,232,134                778,328
                                                        -----------------    ------------------    -------------------

                                        Total expenses         5,223,187             3,298,110              1,925,077
                                                        -----------------    ------------------    -------------------

NET LOSS                                                      $(954,771)            $(650,579)             $(304,192)
                                                        =================    ==================    ===================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited


                                                                           STATEMENT OF OPERATIONS
                                                                     FOR THE THREE MONTHS ENDED JUNE 30
                                                        --------------------------------------------------------------

                                                              2001                 2000                 Variance
                                                        -----------------    ------------------    -------------------
REVENUE
     Turnkey revenue                                         $ 2,147,637           $ 2,040,344              $ 107,293
     Management fees                                              42,479                22,916                 19,563
     Other income                                                     --                    17                   (17)
                                                        -----------------    ------------------    -------------------

                                         Total revenue         2,190,116             2,063,277                126,839

EXPENSES
     Cost of Sales                                             1,608,891             1,565,948                 42,943
     General and administrative                                1,026,945               858,404                168,541
                                                        -----------------    ------------------    -------------------

                                        Total expenses         2,635,836             2,424,352                211,484
                                                        -----------------    ------------------    -------------------

NET LOSS                                                      $(445,720)            $(361,075)              $(84,645)
                                                        =================    ==================    ===================


                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                    STATEMENT OF CASH FLOWS
                                                                                FOR THE SIX MONTHS ENDED JUNE 30
                                                                   -----------------------------------------------------------

                                                                         2001                 2000               Variance
                                                                   -----------------    -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and related parties                     $8,017,418           $1,655,578           $6,361,840
    Cash paid to operators, employees and suppliers                      (8,967,576)          (2,107,162)          (6,860,414)
                                                                   -----------------    -----------------    -----------------

                            Net cash used in investing activities         (950,158)            (451,584)            (498,574)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                   (7,648)                (599)              (7,049)
    Cash paid for investments in LLC's                                    (105,427)            (129,120)               23,693
                                                                   -----------------    -----------------    -----------------

                            Net cash used in investing activities         (113,075)            (129,719)               16,644


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit, net of repayments                         325,000                   --              325,000
   Payments on Long term debt                                              (31,250)             (40,443)                9,193
   Contributions from member                                                     --              267,332            (267,332)
   Distributions to member                                              (1,055,199)            (109,081)            (946,118)
                                                                   -----------------    -----------------    -----------------

                                   Net cash provided by (used in)
                                             financing activities         (761,449)              117,808            (879,257)
                                                                   -----------------    -----------------    -----------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                 (1,824,682)            (463,495)          (1,361,187)

CASH & CASH EQUIVALENTS - Beginning of period                             1,892,051              584,002            1,308,049
                                                                   -----------------    -----------------    -----------------

CASH & CASH EQUIVALENTS - End of period                                  $   67,369           $  120,507           $ (53,138)
                                                                   =================    =================    =================

                            WOLVERINE ENERGY, L.L.C.
                          Notes to Financial Statements
                                  June 30, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests and land leases for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interests and land leases have been impaired. If impairment exists, a loss is recognized by recording an impairment allowance. Abandonments of working interests and land leases held for resale are charged to expense. As of June 30, 2001 no reserve for impairment has been recorded.

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

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at June 30, 2001 and 2000, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

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

         WELLC holds the following investment interest in the following entities at June 30:

                                                                                                    2001        2000
                                                                                                    ----        ----
         Wolverine Antrim Development 1995, LLC                                                     18.9%      18.9%
         Wolverine Antrim Development 1996-1, LLC                                                   12.8%      12.8%
         Wolverine Antrim Development 1996-2, LLC                                                   14.5%      14.5%
         Wolverine Antrim Development 1997-1, LLC                                                   14.8%      14.8%
         Wolverine Antrim Development 1997-2, LLC                                                   14.5%      14.5%
         Wolverine Antrim Development 1998-1, LLC                                                   12.5%      12.5%
         Wolverine Energy 1998-1999(A) Development Company, LLC                                     10.0%      10.0%
         Wolverine Antrim Development 1999-1, LLC                                                   11.5%      11.5%
         Wolverine Antrim Development Spotted Horse Prospect, LLC                                    5.0%       5.0%
         Wolverine Antrim Development Spotted Horse Prospect #2, LLC                                 1.0%
         Wolverine Antrim Development Spotted Horse Prospect #3, LLC                                 1.0%
         Wolverine Antrim Development Spotted Horse Prospect #4, LLC                                 1.0%
         Wolverine Development 2000-1A, LLC                                                          1.0%
         Wolverine Development Spotted Horse Prospect 2001(A), LLC                                   1.0%
         Wolverine Powder River Basin 2001-#5, LLC                                                   1.0%

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at one and one-half percent above the New York Citibank prime rate. WELLC's credit limit is $325,000. The member guarantees the line of credit. As of June 30, 2001, the full $325,000 had been borrowed against the line of credit.

NOTE 4 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                                                                 2001          2000
                                                                                                 ----          ----
        Notes payable to unrelated parties due in monthly installments of
        $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14 percent. The note is collateralized by certain investments of the Company and is guaranteed by the member.
                                                                                               $200,000       $200,000
        Note payable to an unrelated company due in monthly interest payments of
        $3,083 at a rate of prime plus 10 percent. The note is collateralized by all assets of the Company and is guaranteed by the member. The balance of the note was paid during 2000.
                                                                                                    -0-        200,000
        Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95 percent. The note is collateralized by equipment. The balance of the note was paid during 2000.
                                                                                                    -0-          4,248
        Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus one and one-half percent. The note is collateralized by all assets of the Company and is guaranteed by the member. Final payment is due April 2003.
                                                                                                137,410        206,160

        Total                                                                                  $337,410       $610,408

        Less current portion                                                                    105,000        107,500

        Long-term portion                                                                      $232,410       $502,908


NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties.

         During the first two quarters of 2001 and 2000, WELLC earned turnkey revenue from related entities in the amount of $4,225,918 and $2,608,374, respectively. The balance of turnkey revenues, allocated expenses, administrative cost allowances, and advance reimbursements owed to WELLC included in accounts receivable at June 30, 2001 and 2000 totaled $1,958,201 and $1,829,251, respectively. The administrative cost allowances booked as income may later be waived by WELLC in its sole discretion.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of June 30, 2001, WELLC has two offerings it is soliciting. The maximum investor contribution limit for the private placement offering is $8,000,000. WELLC is required to match every capital contribution from an investor in the private offering with a capital contribution of one percent of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $80,000 in limited company memberships. The maximum investor contribution limit for the public offering is $12,109,408. WELLC is required to match every capital contribution from an investor in the public offering with a capital contribution of five percent of the investor contribution. If the maximum investor contributions are obtained, WELLC is committed to purchase an additional $605,470 in limited liability company memberships.

         In the first quarter of 2001, WELLC guaranteed 20 percent of the outstanding $3,100,000 in debt of a related party, for a total of $620,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


         This discussion should be read in conjunction with the financial statements and accompanying notes.

                 PROGRAM A - FOR THE PERIOD ENDING JUNE 30, 2001

RESULTS OF OPERATIONS

         During the six months ending June 30, 2001, Program A sold 7,478 mcf of gas at an average price $4.52 per mcf, compared to the sale of 1,611 mcf at an average price of $2.47 per mcf during the first six months of 2000. Revenues from operations were $22,213 during the first six months of 2001, compared with $2,602 during the first six months of 2000.

         Operating expenses averaged $2.99 per mcf during the first six months of 2001 compared to $1.96 per mcf during the first six months of 2000. This is reflected in well operating costs for the first six months of 2001 of $22,367 compared with $3,154 for the first six months of 2000. The reason for this significant increase in operating expenses during the year 2001 was the cold winter weather combined with a wetter than normal spring. It is impossible to predict from year to year what weather conditions will be and what impact that may have on operating expenses.

         Other expenses during the first six months of 2001 were significantly greater than the first quarter of 2000. For example, a depreciation and depletion expense of $8,000 was recorded for the first six months of 2001. Because production had just started during the first six months of 2000, there was no depreciation and depletion expense recorded in the first six months of 2000.

         In addition, professional fees were significantly higher in the first six months of 2001 ($63,781 compared with $2,729 in the first six months of 2000). This difference in expense levels for professional fees is explained in part by the fact that the Company's financial statements for the year 1999 were completed late in the year of 2000, with invoices paid during the first quarter of 2001. Additional legal fees were also recorded because of certain regulatory problems associated with the Company's reliance on prior counsel to register the offering of memberships in Program A with certain state regulatory offices and the later discovery that this had not occurred in some cases.

         Under Program A's operating agreement, the Manager is entitled to receive an administrative cost allowance. The Manager is allowed to waive or defer the administrative cost allowance. For the first six months of 2001, the Manager has elected to defer its administrative cost allowance from Program A. Depending upon the future financial performance of the Company, the Manager may later elect to waive or collect these deferred fees. An administrative cost allowance in the amount of $37,103 has been booked during the first six months of 2001. This is recorded on the professional fees line.

         Expenses for general and administrative were recorded at $14,015 in the first six months of 2001, as compared to $15,738 in the first six months of 2000.

         As reflected in the Company's Form 10-KSB for the fiscal year ending December 31, 2000, CB Pipeline, L.L.C., which is owned 50 percent by affiliates of the Manager and 50 percent by Spartan Energy, Ltd., purchased Great Eastern Pipeline, which is intended to service the wells in Program A. During the first quarter of 2001, CB Pipeline, L.L.C. replaced two compressors associated with the pipeline, including the main compressor at the Williams Tap. While there has been some improvement in overall volumes, the response has not met the Manager's expectations. Accordingly, the Manager has contracted with Bach Enterprises, an independent third party based in Kalkaska, Michigan, to review all of the wells and infrastructure in the Independence Prospect, which is where all of the wells owned by Program A are located. Bach Enterprises' report is expected to be received in late summer or early fall of 2001, and will provide the basis for any additional steps to be taken with a goal of improving results.

         Natural gas prices reached an all-time high of close to $10 per mcf in January, 2001. By June 2001, gas prices had fallen to an average of $3.58 per mcf. Various factors beyond the control of Program A and the Manager will affect prices of gas in the future including, but not limited to, the world wide supply of gas, political instability or armed conflict in gas-producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, and changes in existing federal regulations and price controls. Prices for gas have historically fluctuated greatly, and markets for gas continue to be volatile. The generally unsettled nature of energy markets makes it particularly difficult to estimate future prices of gas and any assumptions about future prices may prove to be inaccurate. Nonetheless, the Manager does anticipate that gas prices will probably be higher during the winter heating season than during periods of warmer weather.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, Program A's cash flow from operations was $(37,521), compared to $8,830 in 2000. This difference was caused predominantly by the higher operating costs, as reflected in the discussion above.

         Program A continues to owe the Manager $62,039 as the balance due on the turnkey price payable to the Manager for the well interests purchased by Program A and other expense reimbursements. This compares to a balance owed to the Manager for the turnkey price of $58,065 owed as of June 30, 2000.

         The Manager has made advances to Program A to permit distributions to the investors. These advances are payable on demand. During the first six months of 2001, the Manager advanced $176,791 to Program A, and Program A made distributions to members equal to $139,270. Program A continues to experience shortages of cash flow due to unexpectedly low production. To date, shortfall has been satisfied through advances from the Manager. Program A does not currently have any line of credit or similar debt facility.

                THE MANAGER - FOR THE PERIOD ENDING JUNE 30, 2001

RESULTS OF OPERATIONS


         Total turnkey revenues earned by the Manager have risen significantly. During the first six months of 2000, turnkey revenues were $2,608,374. During the first six months of 2001, turnkey revenues were $4,225,918, reflecting an increase of $1,617,544 or 62 percent. Costs of sales associated with the turnkey revenues also increased significantly from $2,065,976 in the first six months of 2000 to $3,212,725 in the first six months of 2001. This is a difference of $1,146,749 or 55 percent. There was a resulting increase in gross margin from 26.25 percent in the first six months of 2000 to 31.54 percent in the first six months of 2001.

         The Manager also experienced a significant increase in general administrative expense, from $1,232,134 in the first six months of 2000, to $2,010,462 in the first six months of 2001, an increase of $778,328, or 63 percent. This increase reflects the Manager's focus on growing the business during a period of strong demand for natural gas. In addition, because of the substantial number of programs now under management by the Manager, additional administrative personnel support had to be added. There was also a significant increase in expenditures for travel.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore, the Manager has not recognized a meaningful level of profits from its investments in natural gas investment programs.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Manager had $67,369 in cash and cash equivalents available. This compares with $120,507 available at June 30, 2000. The Manager has a line of credit in the amount of $325,000, which was fully drawn at June 30, 2000, and which continues to be fully drawn at June 30, 2001. While the Manager's accounts payable have increased substantially as of June 30, 2001 ($5,597,865) compared to June 30, 2000 ($3,216,880), the Manager's accounts receivable have also increased ($2,160,244 at June 30, 2001 compared to $1,970,017 at June 30, 2000). The accounts receivable at June 30, 2001 are all due on demand and include amounts due from related entities in the amount of $1,958,201. The Manager does not contemplate having to borrow additional moneys or open an additional line of credit.

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

                                WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                COMPANY, L.L.C.
                                BY:  WOLVERINE ENERGY, L.L.C., MANAGER


                                By:          //George H. Arbaugh, Jr.//
                                   ------------------------------------------
                                       George H. Arbaugh, Jr., Sole Manager
                                       and Chief Executive Officer

                                Date: November 1, 2001

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