Form 10QSB
period 2001-09-30
WOLVERINE ENERGY 1997-1998 DEVELOPMENT PROGRAM
filed 2001-12-27
CIK 948723

                     U.S. Securities and Exchange Commission
                               Washington DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2001
                                               ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from                        to
                               ----------------------    ----------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____________________________________

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

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

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                    BALANCE SHEET
                                                               --------------------------------------------------------

                                                                   9/30/01              9/30/00            Variance
                                                               ----------------     ----------------     --------------
                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $       --           $    2,619          $ (2,619)
   Accounts receivable                                                      --                1,250            (1,250)
                                                               ----------------     ----------------     --------------

                                         Total Current Assets               --                3,869            (3,869)

PROPERTY AND EQUIPMENT
   Wells and related equipment and facilities                        2,581,091            2,581,091                 --
   Accumulated depreciation and depletion                             (26,052)             (16,206)            (9,846)
                                                               ----------------     ----------------     --------------

                                          Net carrying amount        2,555,039            2,564,885            (9,846)
                                                               ----------------     ----------------     --------------

                                                 TOTAL ASSETS       $2,555,039           $2,568,754          $(13,715)
                                                               ================     ================     ==============

               LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                   $    1,176           $       --          $   1,176
   Accounts payable                                                     57,437                   --             57,437
   Accounts payable-related party                                       62,039              123,425           (61,386)
   Advances from related party                                         281,577                   --            281,577
                                                               ----------------     ----------------     --------------

                                    Total current liabilities          402,229              123,425            278,804

MEMBERS' EQUITY                                                      2,152,810            2,445,329          (292,519)
                                                               ----------------     ----------------     --------------

                        TOTAL LIABILITIES AND MEMBERS' EQUITY       $2,555,039           $2,568,754          $(13,715)
                                                               ================     ================     ==============

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                          STATEMENT OF OPERATIONS
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                        -------------------------------------------------------------

                                                              2001                 2000                Variance
                                                        -----------------    ------------------    ------------------
REVENUE
     Natural gas sales                                           $44,986                $4,120              $ 40,866
     Interest income                                                  --                 2,804               (2,804)
                                                        -----------------    ------------------    ------------------

                                         Total revenue            44,986                 6,924                38,062

EXPENSES
     Well operating fees                                          42,849                 4,705                38,144
     Depreciation and depletion                                   13,500                    --                13,500
     Professional fees                                            83,013                11,801                71,212
     General and administrative                                   13,360                15,734               (2,374)
                                                        -----------------    ------------------    ------------------

                                        Total expenses           152,722                32,240               120,482
                                                        -----------------    ------------------    ------------------

NET LOSS                                                      $(107,736)             $(25,316)             $(82,420)
                                                        =================    ==================    ==================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                           STATEMENT OF OPERATIONS
                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                         -------------------------------------------------------------

                                                               2001                 2000                Variance
                                                         -----------------    ------------------    ------------------
REVENUE
     Natural gas sales                                            $22,773                $1,518               $21,255
     Interest income                                                   --                    --                    --
                                                         -----------------    ------------------    ------------------

                                          Total revenue            22,773                 1,518                21,255

EXPENSES
     Well operating fees                                           20,482                 1,551                18,931
     Depreciation and depletion                                     5,500                    --                 5,500
     Professional fees                                             19,232                 9,072                10,160
     General and administrative                                     (655)                   (4)                 (651)
                                                         -----------------    ------------------    ------------------

                                         Total expenses            44,559                10,619                33,940
                                                         -----------------    ------------------    ------------------

NET LOSS                                                        $(21,786)              $(9,101)             $(12,685)
                                                         =================    ==================    ==================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                             STATEMENT OF CASH FLOWS
                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                               -----------------------------------------------------

                                                                   2001               2000             Variance
                                                               --------------     --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                     $44,986            $13,494             $31,492
    Cash paid to suppliers and related party                        (83,108)           (16,569)            (66,539)
    Interest received                                                     --              2,804             (2,804)
                                                               --------------     --------------    ----------------

                                   Net cash used in operating
                                                   activities       (38,122)              (271)            (37,851)

CASH FLOWS FROM FINANCING ACTIVITIES
   Syndication costs paid                                                 --           (96,876)              96,876
   Repayment of short-term loan from related party                        --          (205,158)             205,158
   Advances from related party                                       213,852                 --             213,852
   Distributions to members                                        (175,730)          (106,004)            (69,726)
                                                               --------------     --------------    ----------------

                               Net cash provided by (used in)
                                         Financing activities         38,122          (408,038)             446,160
                                                               --------------     --------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 --          (408,309)             408,309

CASH AND CASH EQUIVALENTS - Beginning of period                           --            410,928           (410,928)
                                                               --------------     --------------    ----------------

CASH AND CASH EQUIVALENTS - End of period                              $  --            $ 2,619           $ (2,619)
                                                               ==============     ==============    ================

            WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT COMPANY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

         Wells - The LLC uses the successful efforts method of accounting for its gas working interests. Costs to acquire the working interest, which include the LLC's proportionate share of acquisition, drilling and completion costs, are capitalized. Capitalized costs of acquiring the working interests are depreciated and depleted by the unit of production method once the wells are completed. Costs to acquire working interests that do not find proven reserves are expensed.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - STATUS OF WELLS IN PROCESS

         As of December 31, 2000, all of the wells in which the LLC owns an interest were completed and in production. The wells are connected to a pipeline that is experiencing mechanical restraints and capacity limitations that affect the amount of gas that can flow from the wells. The Manager participated in a joint venture that acquired the pipeline in 2001. In the second quarter of 2001, the joint venture undertook certain improvements to the pipeline. Nonetheless, the volume of production is still not meeting expectations, and the Manager is engaged in further study of the wells and their infrastructure.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The LLC had acquired working interests in gas properties. Wolverine Energy, L.L.C. (WELLC) serves as manager for the LLC and, as such, has full and exclusive discretion in the management and control of the LLC. The operating agreement required the investor interest holders to pay approximately 95% of the cost of acquiring the working interests and the Manager to pay the remaining 5% of such costs. Intangible drilling costs are allocated 100% to the investor interest holders. Net profits from sales of production are allocated approximately 90% to the investor interest holders and 10% to the Manager until such time that the investor interest holders have recovered their investment in the LLC. Thereafter, net profits are allocated approximately 70% to the investor interest holders and 30% to the Manager.

         During 1999, the LLC incurred $1,937,629 in costs under turnkey agreements to WELLC. WELLC has also advanced the payment of other expenses on behalf of the Company. The Company owed WELLC $62,039 and $123,425 respectively at September 30, 2001 and 2000.

         WELLC advanced $213,852 to the LLC during the nine months ended September 30, 2001. The balance sheet also reflects advances from WELLC to the LLC made in 2000 in the amount of $67,725. These amounts are due on demand.

         Under the LLC's operating agreement, WELLC is entitled to receive an administrative cost allowance equal to $6,184 per month. WELLC may defer or waive the allowance, in its discretion. WELLC has elected to defer the fee for the year 2001, while reserving the option of waiver at a later point in time. The administrative cost allowance was not booked in the first quarter. For this reason, six months worth of the allowance was booked during the second quarter totaling $37,103. Three months worth of the allowance was booked during the third quarter totaling $18,552.

NOTE 4 - CASH FLOWS

         The LLC still owes money associated with the expense of acquiring the gas well working interests and drilling expense that were incurred in 1999 and 2000. Accounts payable includes $62,039 and $123,425, respectively for this purpose, at September 30, 2001 and 2000. Accounts payable for operations were $57,437 and $0 respectively, at September 30, 2001 and 2000.

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                         BALANCE SHEET
                                                                           -------------------------------------------

                                                                                9/30/01                 9/30/00
                                                                           -------------------    --------------------
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                              $--                $852,187
   Accounts Receivable:
         Related entities                                                           2,070,753                 735,677
         Other                                                                        585,897                 340,053
   Working interests held for resale                                                1,591,465               1,500,357
   Prepaid expenses                                                                        --                  18,928
                                                                           -------------------    --------------------

                                                     Total Current Assets           4,248,115               3,447,202

EQUIPMENT
   Office equipment                                                                    56,744                  44,069
   Accumulated depreciation                                                          (39,219)                (29,200)
                                                                           -------------------    --------------------

                                                      Net carrying amount              17,525                  14,869

INVESTMENTS IN RELATED ENTITIES                                                     1,534,516               1,373,390
                                                                           -------------------    --------------------

                                                             TOTAL ASSETS          $5,800,156              $4,835,461
                                                                           ===================    ====================

                LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                                      $89,132                    $ --
   Line of credit                                                                   1,075,000                 325,000
   Current portion of long-term debt                                                  105,000                 107,500
   Accounts payable:
         Trade                                                                        262,889                 309,851
         Operators                                                                  5,646,294               3,479,985
   Accrued expenses                                                                    51,436                   2,766
                                                                           -------------------    --------------------

                                                Total current liabilities           7,229,751               4,225,102

LONG-TERM DEBT                                                                        207,410                 283,261

MEMBER'S EQUITY (DEFICIT)                                                         (1,637,005)                 327,098
                                                                           -------------------    --------------------

                          TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)          $5,800,156              $4,835,461
                                                                           ===================    ====================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                          STATEMENT OF OPERATIONS
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                       ---------------------------------------------------------------

                                                             2001                  2000                 Variance
                                                       ------------------    ------------------    -------------------
REVENUE
     Turnkey revenue                                          $5,787,762            $5,557,337               $230,425
     Management fees                                              74,867               116,419               (41,552)
     Other income                                                     19                   196                  (177)
                                                       ------------------    ------------------    -------------------

                                        Total revenue          5,862,648             5,673,952                188,696

EXPENSES
     Cost of Sales                                             4,661,310             4,270,594                390,716
     General and administrative                                2,770,633             1,538,994              1,231,639
                                                       ------------------    ------------------    -------------------

                                       Total expenses          7,431,943             5,809,558              1,622,355
                                                       ------------------    ------------------    -------------------

NET LOSS                                                    $(1,569,295)            $(135,636)           $(1,433,659)
                                                       ==================    ==================    ===================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                           STATEMENT OF OPERATIONS
                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                        ---------------------------------------------------------------

                                                              2001                 2000                 Variance
                                                        -----------------    ------------------    --------------------
REVENUE
     Turnkey revenue                                         $ 1,561,844           $ 2,948,963           $ (1,387,119)
     Management fees                                              32,388                77,452                (45,064)
     Other income                                                     --                     6                     (6)
                                                        -----------------    ------------------    --------------------

                                         Total revenue         1,594,232             3,026,421             (1,432,189)

EXPENSES
     Cost of Sales                                             1,448,585             2,204,618               (756,033)
     General and administrative                                  760,171               306,860                 453,311
                                                        -----------------    ------------------    --------------------

                                        Total expenses         2,208,756             2,511,478               (302,722)
                                                        -----------------    ------------------    --------------------

NET INCOME (LOSS)                                             $(614,524)              $514,943            $(1,129,467)
                                                        =================    ==================    ====================

                            WOLVERINE ENERGY, L.L.C.
                         Financial Notes and Discussion
                                    Unaudited

                                                                                    STATEMENT OF CASH FLOWS
                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                  -------------------------------------------------------------

                                                                        2001                  2000               Variance
                                                                  ------------------    -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and related parties
                                                                          9,115,244           $5,576,286            $3,538,958
    Cash paid to operators, employees and suppliers                    (10,821,048)          (4,408,719)           (6,412,329)
                                                                  ------------------    -----------------    ------------------

                           Net cash provided by (used in)               (1,705,804)            1,167,567           (2,873,371)
                           operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                  (11,279)              (4,819)               (6,460)
    Cash paid for investments in LLC's                                    (119,023)            (160,101)                41,078
                                                                  ------------------    -----------------    ------------------

                           Net cash used in investing activities          (130,302)            (164,920)                34,618


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit, net of repayments                        1,075,000                   --             1,075,000
   Payments on Long term debt                                              (56,250)            (260,090)               203,840
   Contributions from member                                                     --              267,332             (267,332)
   Distributions to member                                              (1,074,695)            (741,704)             (332,991)
                                                                  ------------------    -----------------    ------------------

                           Net cash used in financing activities           (55,945)            (734,462)               678,517
                                                                  ------------------    -----------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      (1,892,051)              268,185           (2,160,236)

CASH & CASH EQUIVALENTS - Beginning of period                             1,892,051              584,002             1,308,049
                                                                  ------------------    -----------------    ------------------

CASH & CASH EQUIVALENTS - End of period                                        $ --            $ 852,187            $(852,187)
                                                                  ==================    =================    ==================

                            WOLVERINE ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Wolverine Energy, L.L.C. (WELLC) acquires working interests in natural gas prospects throughout the United States, forms oil and gas entities and sells them the interests on a turnkey basis. WELLC is responsible for managing the operations of the entities.

         Working Interests Held for Resale - WELLC has acquired certain oil and gas working interests and land leases for the purpose of selling these interests to oil and gas entities. Such working interests held for resale are recorded at cost, but are periodically reviewed to determine if the market value of the working interests and land leases have been impaired. If impairment exists, a loss is recognized by recording an impairment allowance. Abandonments of working interests and land leases held for resale are charged to expense. As of September 30, 2001 no reserve for impairment has been recorded.

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

         Cost of Sales - The Company acquires oil and gas working interests for resale that require the Company to pay a pro rata portion of all costs to drill and complete a well. The Company sells these oil and gas working interests in the wells at a fixed price, generally before the drilling is completed. Actual costs to drill and complete a well may exceed the sales price. The Company has the burden of paying all costs in excess of the turnkey price. Included in the accounts payable at September 30, 2001 and 2000, and cost of sales, is the estimated total cost that the Company will be required to pay on working interests that have been sold. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company may incur expenses in excess of the amount recorded. Management is of the opinion that any adjustment of the amount recorded would not have a material adverse effect on the financial statements.

         Organizational Fees - In connection with the organization and offering stage of related oil and gas entities, WELLC may receive an organizational fee ranging from 1.0% to 2.5% from investor subscriptions, which is credited to income as earned.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

         WELLC holds the following investment interest in the following entities at September 30:

                                                                                                   2001         2000
                                                                                                   ----         ----
         Wolverine Antrim Development 1995, LLC                                                     18.9%      18.9%
         Wolverine Antrim Development 1996-1, LLC                                                   12.8%      12.8%
         Wolverine Antrim Development 1996-2, LLC                                                   14.5%      14.5%
         Wolverine Antrim Development 1997-1, LLC                                                   14.8%      14.8%
         Wolverine Antrim Development 1997-2, LLC                                                   14.5%      14.5%
         Wolverine Antrim Development 1998-1, LLC                                                   12.5%      12.5%
         Wolverine Energy 1998-1999(A) Development Company, LLC                                     10.0%      10.0%
         Wolverine Antrim Development 1999-1, LLC                                                   11.5%      11.5%
         Wolverine Antrim Development Spotted Horse Prospect, LLC                                    5.0%       5.0%
         Wolverine Antrim Development Spotted Horse Prospect #2, LLC                                 1.0%       1.0%
         Wolverine Antrim Development Spotted Horse Prospect #3, LLC                                 1.0%       1.0%
         Wolverine Antrim Development Spotted Horse Prospect #4, LLC                                 1.0%
         Wolverine Development 2000-1A, LLC                                                          1.0%

                                                                                                   2001         2000
                                                                                                   ----         ----
         Wolverine Development Spotted Horse Prospect 2001(A), LLC                                   1.0%
         Wolverine Powder River Basin 2001-#5, LLC                                                   1.0%

NOTE 3 - LINE OF CREDIT

         The line of credit to a bank is unsecured and due on demand. The line of credit bears interest at 1.5% above the New York Citibank prime rate. WELLC's credit limit is $1,075,000. The member guarantees the line of credit. As of September, 30 2001, the full $1,075,000 had been borrowed.

NOTE 4 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                                                              2001           2000
                                                                                              ----           ----
        Notes payable to unrelated parties due in monthly installments of
        $2,500, with any remaining balance due January 2003. The note bears an interest rate of 14%. The note is collateralized by certain investments of the Company and is guaranteed by the member.
                                                                                            $200,000       $200,000
        Note payable to bank due in monthly installments of $502 including interest at a rate of 15.95%. The note is collateralized by equipment.
        The balance of the note was paid during 2000.
                                                                                                 -0-          3,351
        Note payable to bank due in monthly installments of $6,250 plus interest at a rate of prime plus 1.5%. The note is collateralized by all assets of the Company and is guaranteed by the member. Final payment is due
        April 2003.
                                                                                             112,410        187,410

        Total                                                                               $312,410       $390,761

        Less current portion                                                                 105,000        107,500

        Long-term portion                                                                   $207,410       $283,261

NOTE 5 - RELATED PARTY TRANSACTIONS

         Because of the nature of WELLC's business, a significant number of transactions are with related parties.

         During the first three quarters of 2001 and 2000, WELLC earned turnkey revenue from related entities in the amount of $5,787,762 and $5,557,337, respectively. The balance of turnkey revenues, allocated expenses, administrative cost allowances, and advance reimbursements owed to WELLC included in accounts receivable at September 30, 2001 and 2000 totaled $2,070,753 and $735,677, respectively. The administrative cost allowances booked as income may later be waived by WELLC in its sole discretion.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As managing member in various affiliated oil and gas entities, WELLC is subject to contingencies that may arise in the normal course of business of those entities. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

         As of September 30, 2001, WELLC has two offerings it is soliciting. The maximum investor contribution limit for the private placement offering is $8,000,000. WELLC is required to match every capital contribution from an investor in the private offering with a capital contribution of 1% of the investor contribution. If maximum investor contributions are obtained, WELLC is committed to purchase an additional $80,000 in limited company memberships. The maximum investor contribution limit for the public offering is $12,109,408. WELLC is required to match every capital contribution from an investor in the public offering with a capital contribution of 5% of the investor contribution. If the maximum investor contributions are obtained, WELLC is committed to purchase an additional $605,470 in limited liability company memberships.

         In the first quarter of 2001, WELLC guaranteed 20% of the outstanding $3,100,000 in debt of a related party, for a total of $620,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


         This discussion should be read in conjunction with the financial statements and accompanying notes.

              PROGRAM A - FOR THE PERIOD ENDING SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

         During the nine months ending September 30, 2001, Program A sold 11,080 mcf of gas at an average price $4.06 per mcf, compared to the sale of 1,445 mcf at an average price of $2.85 per mcf during the first nine months of 2000. Revenues from operations were $44,986 during the first nine months of 2001, compared with $6,924 during the first nine months of 2000.

         Operating expenses averaged $3.87 per mcf during the first nine months of 2001 compared to $3.25 per mcf during the first nine months of 2000. This is reflected in well operating costs for the first nine months of 2001 of $42,849 compared with $4,705 for the first nine months of 2000. The reason for this significant increase in operating expenses during the year 2001 was the cold winter weather combined with a wetter than normal spring. It is impossible to predict from year to year what weather conditions will be and what impact that may have on operating expenses. Additionally, several wells had additional work performed to try to increase production.

         Other expenses during the first nine months of 2001 were significantly greater than the first quarter of 2000. For example, depreciation and depletion expense of $13,500 was recorded for the first nine months of 2001. Because production had just started during the first nine months of 2000, there was no depreciation and depletion expense recorded in the first nine months of 2000.

         In addition, professional fees were significantly higher in the first nine months of 2001 ($83,013 compared with $11,801 in the first nine months of 2000). This difference in expense levels for professional fees is explained in part by the fact that the Company's financial statements for the year 1999 were completed late in the year of 2000, with invoices paid during the first quarter of 2001. Additional legal fees were also recorded because of certain regulatory problems associated with the Company's reliance on prior counsel to register the offering of memberships in Program A with certain state regulatory offices and the later discovery that this had not occurred in some cases.

         Under Program A's operating agreement, the Manager is entitled to receive an administrative cost allowance. The Manager is allowed to waive or defer the administrative cost allowance. For the first nine months of 2001, the Manager has elected to defer its administrative cost allowance from Program A. Depending upon the future financial performance of the Company, the Manager may later elect to waive or collect these deferred fees. An administrative cost allowance in the amount of $55,655 has been booked during the first nine months of 2001. This is recorded on the professional fees line.

         Expenses for general and administrative were recorded at $13,360 in the first nine months of 2001, as compared to $15,734 in the first nine months of 2000.

         As reflected in the Company's Form 10-KSB for the fiscal year ending December 31, 2000, CB Pipeline, L.L.C., which is owned 50% by affiliates of the Manager and 50% by Spartan Energy, Ltd., purchased Great Eastern Pipeline, which is intended to service the wells in Program A. During the second quarter of 2001, CB Pipeline, L.L.C. replaced two compressors associated with the pipeline, including the main compressor at the Williams Tap. While there was some improvement in overall volumes, the response did not meet the Manager's expectations. Accordingly, the Manager contracted with Bach Enterprises, an independent third party based in Kalkaska, Michigan, to review all of the wells and infrastructure in the Independence Prospect, which is where all of the wells owned by Program A are located.

         Bach Enterprises' report indicates that there are a combination of issues contributing to the lower than anticipated levels of production. On some of the leases the wells are being restricted because both gas and produced water are flowing through the same gathering line. The lines lack the capacity to transport both and the gas is being restricted as a result. A larger problem is that a substantial number of wells are not producing at economic levels even though the geology of the area suggests that successful wells should be expected.

         Existing well bores were used and recompleted to shallower coal seams because of the lower cost and the Section 29 tax credits. A majority of the wells had tubing cemented in place inside the normal production casing. This extra steel and cement appear to have provided a sufficient barrier that the perforation and fracturization treatment did not adequately penetrate the coal formation. As a result, the flow of gas and water from the formation into the well bore is less than optimal. With this tubing cemented in place, it cannot be removed to allow for larger downhole equipment or larger fracture treatments. The Manager believes, after consulting with Bach, that Program A should not spend additional program monies in an effort to produce these wells.

         The Manager has hired a consulting geologist and a petroleum engineer to provide an appraisal of the geology of Program A's lease acreage, and to recommend the best locations and coal seams to drill if new wells were to be drilled on the property. The Manager expects to receive their report shortly. Unfortunately, with the current low gas prices, low average well production, and relatively high operating costs, Program A does not currently have the resources to drill new wells.

         There are two potential options for dealing with the current situation. The preferred option is to find a third party partner to drill new wells on the acreage with Program A sharing in the revenue in return for an assignment of the leases. The objective would be to get the partner to provide all of the development money and take the majority working interest with Program A taking a minority interest. The ownership interest that Program A receives in the new wells, combined with existing production, has the potential to provide a reasonable return to the investors. The Manager has additional leased acreage in its inventory that it is willing to contribute at no cost to Program A if this strategy is pursued. This would increase the number of wells drilled by the third party partner and the potential return to Program A.

         A second option is to sell all of Program A's assets and liquidate. The Manager believes a buyer can be found but is unsure at this time what price could be realized. The Manager has retained a marketing company to work with the Manager's consultants to put together a marketing "package" to be used for both options.

         Natural gas prices reached an all-time high of close to $10 per mcf in January, 2001. By September 2001, gas prices had fallen to an average of $3.32 per mcf. Various factors beyond the control of Program A and the Manager will affect prices of gas in the future including, but not limited to, the world wide supply of gas, political instability or armed conflict in gas-producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, and changes in existing federal regulations and price controls. Prices for gas have historically fluctuated greatly, and markets for gas continue to be volatile. The generally unsettled nature of energy markets makes it particularly difficult to estimate future prices of gas and any assumptions about future prices may prove to be inaccurate. Nonetheless, the Manager does anticipate that gas prices will probably be higher during the winter heating season than during periods of warmer weather.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2001, Program A's cash flow from operations was $(38,122), compared to $(271) in 2000. This difference was caused predominantly by the higher operating costs, as reflected in the discussion above.

         Program A continues to owe the Manager $62,039 as the balance due on the turnkey price payable to the Manager for the well interests purchased by Program A and other expense reimbursements. This compares to a balance owed to the Manager for the turnkey price of $123,425 owed as of September 30, 2000.

         The Manager has made advances to Program A to permit distributions to the investors. These advances are payable on demand. During the first nine months of 2001, the Manager advanced $213,852 to Program A, and Program A made distributions to members equal to $175,730. Program A continues to experience shortages of cash flow due to unexpectedly low production. To date, shortfall has been satisfied through advances from the Manager. Program A does not currently have any line of credit or similar debt facility.

             THE MANAGER - FOR THE PERIOD ENDING SEPTEMBER 30, 2001

RESULTS OF OPERATIONS


         Total turnkey revenues earned by the Manager are approximately equal to revenues during the same period in 2000. During the first nine months of 2000, turnkey revenues were $5,557,337. During the first nine months of 2001, turnkey revenues were $5,787,762, reflecting an increase of $230,425 or 4%. Costs of sales associated with the turnkey revenues also increased slightly from $4,270,594 in the first nine months of 2000 to $4,661,310 in the first nine months of 2001. This is a difference of $390,716 or 9%. There was a resulting decrease in gross margin from 30.13% in the first nine months of 2000 to 24.17% in the first nine months of 2001.

         The Manager also experienced a significant increase in general administrative expense, from $1,538,994 in the first nine months of 2000, to $2,770,663 in the first nine months of 2001, an increase of $1,231,639, or 80%. This increase reflects the Manager's focus on growing the business during a period of strong demand for natural gas. In addition, because of the substantial number of programs now under management by the Manager, additional administrative support personnel had to be added. There was also a significant increase in expenditures for travel.

         The natural gas investment programs organized by the Manager have not begun to generate sufficient levels of production to result in meaningful distributions of operating profits to the Manager. Therefore, the Manager has not recognized a meaningful level of profits from its investments in natural gas investment programs.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Manager had a bank overdraft of $89,132 in comparison with a cash balance of $852,187 available at September 30, 2000. The Manager has a line of credit in the amount of $1,075,000, which was fully drawn at September 30, 2001. At September 30, 2000 the Manager's line of credit was $325,000 and it was fully drawn at that time. While the Manager's accounts payable have increased substantially as of September 30, 2001 ($5,909,183) compared to September 30, 2000 ($3,789,836), the Manager's accounts receivable have also increased ($2,656,650 at September 30, 2001 compared to $1,075,730 at September 30, 2000). The accounts receivable at September 30, 2001 are all due on demand and include amounts due from related entities in the amount of $2,070,753. The Manager does not contemplate having to borrow additional moneys or open an additional line of credit.

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

                                    WOLVERINE ENERGY 1998-1999(A) DEVELOPMENT
                                    COMPANY, L.L.C.
                                    BY:  WOLVERINE ENERGY, L.L.C., MANAGER


                                    By:       //George H. Arbaugh, Jr.//
                                       -----------------------------------------
                                         George H. Arbaugh, Jr., Sole Manager
                                         and Chief Executive Officer

                                    Date: December 26, 2001

                                  EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------------
Exhibit No.                                    Description                                       Cross-Reference
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
2                     Plan of acquisition, etc.                                      N/A
---------------------------------------------------------------------------------------------------------------------------
3.1                   Articles of Organization of Program A                          10-KSB (12/99)
3.2                   Articles of Organization of Manager                            Registration Statement
---------------------------------------------------------------------------------------------------------------------------
                      Instruments defining rights of security holders
4.1                   (Operating Agreement - Program A)                              10-KSB (12/99)
4.2                   (Operating Agreement - Manager)                                Registration Statement
---------------------------------------------------------------------------------------------------------------------------
11                    Statement of Computation of per-share earnings                 N/A
---------------------------------------------------------------------------------------------------------------------------
18                    Letter regarding change in accounting principles               N/A
---------------------------------------------------------------------------------------------------------------------------
19                    Previously unfiled documents                                   N/A
---------------------------------------------------------------------------------------------------------------------------
20                    Reports furnished to security holders                          N/A
---------------------------------------------------------------------------------------------------------------------------
23                    Published report regarding matters submitted to vote           N/A
---------------------------------------------------------------------------------------------------------------------------
24                    Consent of experts and counsel                                 N/A
---------------------------------------------------------------------------------------------------------------------------
25                    Power of Attorney                                              N/A
---------------------------------------------------------------------------------------------------------------------------